Form 10-Q
period 1996-03-31
COMMERCIAL ASSETS INC
filed 1996-05-15
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 1-22262


                             COMMERCIAL ASSETS, INC.
             (Exact name of registrant as specified in its charter)


                     Maryland                             84-1240911
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification No.)

      3600 South Yosemite Street, Suite 900                 80237
                 Denver, Colorado                         (Zip Code)
     (Address of Principal Executive Offices)

                                 (303) 773-1221
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         As of May 1, 1996, 10,158,396 shares of Commercial Assets, Inc. Common Stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION:

      Item 1.  Condensed Financial Statements:                              PAGE

               Balance Sheets as of March 31, 1996
                 (Unaudited) and December 31, 1995.........................    1

               Statements  of  Income  for the  three  months  ended
                 March 31, 1996 and 1995 (Unaudited).......................    2

               Statements  of Cash Flows for the three  months ended
                 March 31, 1996 and 1995 (Unaudited).......................    3

               Notes to Financial Statements (Unaudited)...................    4

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............    6

               Definitions.................................................   15

PART II.       OTHER INFORMATION:

      Item 6.  Exhibits and Reports on Form 8-K............................   16


                                       (i)



                             COMMERCIAL ASSETS, INC.
                            CONDENSED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                       March 31,       December 31,
                                                                                          1996             1995
                                                                                          ----             ----
Assets                                                                                (Unaudited)

   Cash and cash equivalents                                                            $      254       $      598
   Accrued interest receivable                                                                 672              675
   Restricted cash                                                                           1,210              768
   CMBS bonds                                                                               69,182           69,503
   Other assets, net                                                                            42               46
                                                                                        ----------       ----------

     Total Assets                                                                       $   71,360       $   71,590
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $      114       $      133
   Management fees payable                                                                     378              292
   Short-term notes payable                                                                    400              700
                                                                                        ----------       ----------

     Total Liabilities                                                                         892            1,125
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares authorized;   no
     shares issued or outstanding                                                               --               --

   Common Stock, par value $.01 per share, 75,000,000 shares authorized;
     10,158,396 and 10,142,034 shares issued and outstanding, respectively                     102              102

   Additional paid-in capital                                                               75,619           75,523

   Cumulative dividends declared                                                           (14,621)         (12,897)
   Cumulative net income                                                                    13,589           11,982
                                                                                        ----------       ----------
      Dividends in excess of net income                                                     (1,032)            (915)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (4,221)          (4,245)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             70,468           70,465
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   71,360       $   71,590
                                                                                        ==========       ==========


                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                     ---------
                                                                                              1996             1995
                                                                                              ----             ----
Revenues

   CMBS bonds                                                                               $  2,311         $ 2,210
   Interest                                                                                        7             139
                                                                                            --------         -------

     Total Revenues                                                                            2,318           2,349
                                                                                            --------         -------

Expenses

   Management fees                                                                               378             232
   General and administrative                                                                    330             394
   Interest                                                                                        3             190
                                                                                            --------         -------

     Total Expenses                                                                              711             816
                                                                                            --------         -------


Net Income                                                                                  $  1,607         $ 1,533
                                                                                            ========         =======


Net income per share                                                                        $    .16         $   .15

Weighted-average shares outstanding                                                           10,142          10,078

Dividends per share                                                                         $    .17         $   .17


                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                             1996           1995
                                                                                             ----           ----

Cash Flows From Operating Activities

   Net income                                                                             $ 1,607         $   1,533
   Adjustments to reconcile net income to net cash flows from operating
     activities - amortization of discount on CMBS bonds and other assets                    (238)             (118)
   Decrease in accrued interest receivable                                                      3                 1
   Increase in accounts payable and accrued liabilities                                       164                76
                                                                                          -------         ---------

Net Cash Provided By Operating Activities                                                   1,536             1,492
                                                                                          -------         ---------

Cash Flows From Investing Activities

   Principal collections from CMBS bonds                                                      144               134
                                                                                          -------         ---------

Cash Flows From Financing Activities

   Dividends paid                                                                          (1,724)           (2,011)
   Repayments of short-term notes payable                                                    (300)           (6,295)
   Decrease in other assets                                                                    --                28
                                                                                          -------         ---------

Net Cash Used In Financing Activities                                                      (2,024)           (8,278)
                                                                                         --------         ---------

Cash and Cash Equivalents

   Decrease                                                                                  (344)           (6,652)
   Beginning of period                                                                        598            12,367
                                                                                          -------         ---------

   End of period                                                                         $    254         $   5,715
                                                                                         ========         =========


                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

             Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Definitions" which may be found at the end of this report.

A.           Organization

             Commercial Assets, Inc. was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993. Asset Investors contributed $75,000,000 to the capital of the Company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners (the "Distribution"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX."

B.           Presentation of Financial Statements

             The Condensed Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of March 31, 1996 and for the three months then ended and all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

C.           Statements of Cash Flows

             For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $5,000 and $217,000 for the three months ended March 31, 1996 and 1995, respectively. For the three months ended March 31, 1996 and 1995, the Company had non-cash investing activities of $442,000 and $96,000, respectively, from principal collections on CMBS bonds transferred to restricted cash. The Company had non-cash financing activities of $96,000 and $83,000 during the three months ended March 31, 1996 and 1995, respectively, related to Common Stock issued pursuant to DERs.

D.           CMBS Bonds

             As of March 31, 1996 and December 31, 1995, the outstanding balance of the Company's CMBS bonds was $99,781,000 and $100,368,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $26,378,000 and $26,620,000, respectively. Additionally, unrealized holding losses on the CMBS bonds as of March 31, 1996 and December 31, 1995 were $4,221,000 and $4,245,000, respectively.

             At March 31, 1996, the outstanding balance of the mortgage loans collateralizing the CMBS bonds was $1,125,217,000 and the outstanding principal balance of the CMBS bonds that are senior to the Company's CMBS bonds was $1,008,159,000. The aggregate allowance for credit losses on the Company's CMBS bonds was $12,720,000 at both March 31, 1996 and December 31, 1995. At March 31, 1996, one of the mortgage loans with an outstanding balance of $788,000, which collateralizes the Company's CMBS bonds, was delinquent. There have been no credit losses charged to operations or write-downs charged against the allowance for credit losses.

             Pursuant to the provisions of certain of the Company's CMBS bonds, principal payments which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts for credit support of the more senior classes of CMBS bonds. At March 31, 1996 and December 31, 1995, $1,210,000 and $768,000, respectively, were set aside in reserve accounts and are shown as restricted cash on the balance sheet.

E.           Short-Term Notes Payable

             On November 29, 1994, the Company entered into a $50,000,000 Loan and Security Agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the Company can borrow amounts based upon the value of the collateral pledged, upon either a committed or an uncommitted advance through November 29, 1996. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. Committed advances are subject to non-usage fees. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at December 31, 1995 and March 31, 1996. At December 31, 1995 and March 31, 1996, no borrowings were outstanding and $21,616,000 was available to be borrowed.

             On July 19, 1995, the Company entered into a one-year, unsecured line of credit with a bank for $1,000,000. Advances bear interest at prime. Two of the Company's Independent Directors are members of the Board of Directors of the bank. At March 31, 1996, $400,000 was outstanding on this line of credit at an interest rate of 8.25% per annum. The advance was repaid in April 1996. At December 31, 1995, $700,000 was outstanding on this line of credit, which was repaid in January 1996.

F.           Management Fees

             On April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne, the President and a Director of the Company.

             During the three months ended March 31, 1996 and 1995, the Company's total management fees pursuant to the Management Agreement were $378,000 and $232,000, respectively. Management fees during the three months ended March 31, 1996 and 1995 included: (i) Base Fees of $171,000 and $188,000, respectively; (ii) Administrative Fees of $16,000 and $16,000, respectively; and
(iii) Incentive Fees of $191,000 and $28,000, respectively. No Acquisition Fees were incurred during the three months ended March 31, 1996 or 1995.

G.           Stock Option Plan

             The Stock Option Plan currently permits options granted under the plan to accrue DERs. During the three months ended March 31, 1996 and 1995, dividends resulted in noncash charges to general and administrative expense of $96,000 and $83,000, respectively, for DERs covering 16,362 and 14,206 shares, respectively, of Common Stock which are subject to issuance pursuant to options granted under the plan.

H.           Subsequent Event

             The Company has been notified that two of its CMBS bonds (Aspen MHC, Series 1994-1, Class C and D-1) with an outstanding balance of $9,664,000 will be repaid in May 1996. At March 31, 1996, the amortized cost of these CMBS bonds was $8,276,000. The early redemption of these two CMBS bonds will result in approximately $1,400,000 of income during the second quarter of 1996 from acceleration of discount amortization on the CMBS bonds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Definitions" which may be found at the end of this report.

             Commercial Assets, Inc. was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993, the date on which Asset Investors contributed $75,000,000 to the capital of the Company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners (the "Distribution"). The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX".

             The Company's  day-to-day  operations are performed by the Manager, pursuant to the Management Agreement, which is subject to the annual approval of a majority of the Independent Directors. The Manager also manages Asset Investors. On April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement from Financial Asset Management Corporation. Financial Asset Management LLC is 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne, the President and a Director of the Company.

             The Manager is subject to the supervision of the Board of Directors of the Company. As part of its duties, the Manager presents the Company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, performance and disposition of assets. The Company has no employees. Certain employees of the Manager and MDC have been designated officers of the Company.

             With the proceeds of its initial capitalization, the Company acquired, and the Manager administers on the Company's behalf, subordinate debt interests in CMBS bonds issued in securitizations of mortgage loans on multi-family properties. The 11 CMBS bonds owned by the Company are from six commercial mortgage loan securitizations acquired at a cost of $74,433,000 with an outstanding principal balance of $99,781,000 at March 31, 1996 and an estimated weighted-average yield-to-maturity before credit losses of 13.4 percent. The weighted-average yield-to-maturity of the Company's CMBS bonds is adversely impacted by the amortization of $553,000 in acquisition costs capitalized by the Company. Approximately 72 percent of the Company's CMBS bonds are unrated, and the remaining 28 percent are rated "BB" or "B" by national credit rating agencies.

             Geographic diversity of the collateral which secures a CMBS bond is an important component of the Company's acquisition criteria. The mortgages which comprise the collateral for the Company's CMBS bonds are secured by apartment communities and mobile home parks in 36 states. Approximately 24 percent, 13 percent and 10 percent of the mortgage loans are collateralized by properties in Texas, Florida and Arizona, respectively.

             The multi-family mortgage loans that collateralize the Company's CMBS bonds were primarily originated during 1993 and 1994. Capital for mortgage financing during these years was generally less available than in 1995 and 1996 because of, among other things, the pull back of traditional real estate lenders (e.g. banks, thrifts, pension funds, etc.) as a result of significant losses which resulted from falling real estate values in the late 1980s and early 1990s. Accordingly, the Company believes the mortgage loan underwriting procedures applied to mortgage loans originated in 1993 and 1994 were more stringent than underwriting procedures applied to multi-family mortgage loans originated in 1995 and 1996. The Company may benefit from the more stringent underwriting procedures on the mortgage loans that collateralize its CMBS bonds through reduced credit losses in the future.

             Presented below is a schedule of the CMBS bonds owned by the Company as of March 31, 1996 and December 31, 1995 (dollar amounts in thousands).




                                                                     Weighted                         Senior         Outstanding
                                                           Maturity  Average       Date              CMBS Bonds(4)    Balance at
                        Description                 Coupon   Date    Life(5)     Acquired   Rating    3/31/96      3/31/96  12/31/95
- ------------------------------------------------- ------------------ ----------  --------   ------    -------      -------  --------
Kidder, Peabody Acceptance Corporation I, Series
    1993-M2, Class E(1)                              8.88%   8/2021    4.4 yrs.   11/16/93    BB    $   93,035    $10,000  $ 10,000
Lehman Capital Corporation Trust Certificate,
    Series 1994-2(2)                                 6.50   10/2003    7.6         2/24/94  Unrated    127,069      2,143     2,143
Lehman Capital Corporation Trust Certificate,
    Series 1994-3                                    6.50   10/2003    7.6         2/24/94  Unrated                 4,162     4,162
Aspen MHC, Series 1994-1, Class C(3)                 9.00    3/2024    4.5         3/08/94    BB        94,895      6,116     6,261
Aspen MHC, Series 1994-1, Class D-1(3)               9.00    3/2024   14.3         3/08/94  Unrated                 3,596     3,596
Fannie Mae Multi-Family REMIC Trust 1994-M2, Class
    C(6)                                             7.99    1/2001    4.6         3/30/94  Unrated    364,098     11,225    11,587
Fannie Mae Multi-Family REMIC Trust 1994-M2, Class
    D(6)                                             8.18    1/2004    7.4         3/30/94  Unrated                38,635    38,715
DLJ Mortgage Acceptance Corporation, Series
    1994-MF4, Class B-3                              8.50    4/2001    5.0         6/15/94     B        93,070      3,136     3,136
DLJ Mortgage Acceptance Corporation, Series
    1994-MF4, Class C                                8.50    4/2001    5.0         6/15/94  Unrated                 4,183     4,183
Kidder, Peabody Acceptance Corporation I, Series
    1994-M1, Class C                                 8.25   11/2002    5.3        11/29/94     B       235,992      8,930     8,930
Kidder, Peabody Acceptance Corporation I, Series
    1994-M1, Class D                                 8.25   11/2002    5.7        11/29/94  Unrated                 7,655     7,655
                                                     ----            -----                           ---------   --------     -----
     Total outstanding balance                       8.24%             6.4 yrs.                     $1,008,159     99,781   100,368
                                                     ====            =====                          ==========

Unamortized discount                                                                                              (14,131)  (14,393)
Allowance for credit losses                                                                                       (12,720)  (12,720)
Unamortized acquisition costs                                                                                         473       493
                                                                                                                 --------   -------
     Amortized cost                                                                                                73,403    73,748
     Net unrealized holding losses                                                                                 (4,221)   (4,245)
                                                                                                                 --------   -------

     Total net book value                                                                                        $ 69,182  $ 69,503
                                                                                                                 ========  ========
- ------------------------------------------------------------

1    The Company has a 75.2% ownership interest in this CMBS bond.
2    The Company has a 51.7% ownership interest in this CMBS bond.
3 There is a bond class subordinate to Aspen class C and D-1 with an outstanding balance at March 31, 1996 of $11,986,000. The Company has been notified that these bonds will payoff in May 1996.
4 The amount of CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes from a single issuance.
5    Remaining weighted-average life at March 31, 1996.
6    Payment of principal and interest is not guaranteed by FNMA.



                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

REIT Income

             The Company's REIT income for the three months ended March 31, 1996 was $2,059,000 ($.20 per share) compared with $1,704,000 ($.17 per share) for the same period in 1995. The primary reason for the increase was higher amortization of the pricing discount from one of the CMBS bonds.

             REIT income from CMBS bonds for the three months ended March 31, 1996 was $2,825,000 ($.28 per share) compared with $2,398,000 ($.24 per share)
for the same period in 1995. The increase in REIT income from CMBS bonds primarily resulted from an increase in the amortization of the pricing discount on one of the CMBS bonds. For this particular bond, the Company elected to limit the amount of amortization to the lesser of principal received or computed amortization. During 1994 and 1995, the normally scheduled principal from the bond was less than the computed amortization. Accordingly, earnings from amortizing the pricing discount were limited to principal received. During the three months ended March 31, 1996, there was a $337,000 principal prepayment from a mortgage collateralizing this bond. However, even with the prepayment, principal received since acquiring the CMBS bond was less than computed amortization since acquisition. As a result of the election, amortization was increased by the amount of the prepayment.

             The CMBS bonds have coupon interest rates ranging from 6.5% to 9.0% and a weighted-average yield-to-maturity before credit losses for REIT purposes of 13.4%. The yield from CMBS bonds exceeds the coupon interest rate because the subordinate CMBS bonds were sold to the Company with original issue discount or market discount (i.e., the acquisition prices of the CMBS bonds were less than their par values).

             Through March 31, 1996, one mortgage loan with a balance of $788,000 collateralizing the Company's CMBS bonds has been delinquent. To date, no credit losses have been realized.

             The Company has been notified that two of its CMBS bonds (Aspen MHC, Series 1994-1, Class C and D-1) with an outstanding balance of $9,664,000 will be repaid in May 1996. At March 31, 1996, the amortized cost of these CMBS bonds was $8,276,000. The early redemption of these two CMBS bonds will result in approximately $1,400,000 of income during the second quarter of 1996 from acceleration of discount amortization on the CMBS bonds.

             The proceeds from the redemption will be invested in short-term cash instruments until a long-term strategy is determined. Except for the increased discount amortization from early redemption of the bonds in the second quarter of 1996, future income from CMBS bonds will likely be less than in 1995 and the first quarter of 1996 until the proceeds from the redemption are invested.

             Interest income during the three months ended March 31, 1996 was $7,000 ($.00 per share) compared with $139,000 ($.01 per share) for the three months ended March 31, 1995. The Company had $12,367,000 of cash on hand at December 31, 1994, which it used to pay down notes payable during the first half of 1995.

             General and administrative expenses of the Company were $392,000 ($.04 per share) for the three months ended March 31, 1996 compared with
$411,000 ($.03 per share) for the same period in 1995. General and administrative expenses decreased during the three months ended March 31, 1996 compared with the first quarter of 1995 due to lower costs for shareholder relations and accounting expenses partially offset by higher DER expense as a result of more stock options outstanding.

             The Company is soliciting shareowner approval of an amendment to the Stock Option Plan at its annual meeting in May 1996 to authorize the Company to issue shares of Common Stock in the second quarter of 1996 to the holders of stock options who voluntarily give up their DERs that in the future will create the right to receive shares of Common Stock. If approved, the amendment will also eliminate provisions in the Stock Option Plan that permit the issuance of DERs in connection with stock options granted in the future. The effect of the proposal, if approved and rights to the DERs are relinquished, will be to reduce general and administrative expenses from DERs by approximately $300,000 in 1996 and approximately $400,000 per year in subsequent years. The issuance of Common Stock in exchange for the right to receive DERs will result in a one-time charge to 1996 income of approximately $950,000 and issuance of approximately 150,000 shares of Common Stock.

             The Manager receives fees pursuant to the Management Agreement. The Base Fee is payable quarterly in an amount equal to 1% per annum of the "average invested assets" of the Company. The Manager also is entitled to an Incentive Fee only after the Company's shareowners first have received a return on the Company's "average net worth" equal to the "Ten-Year United States Treasury Rate" plus 1%. Twenty percent of the Company's "net income" in excess of this amount is paid to the Manager as the Incentive Fee. The Manager receives an Acquisition Fee of 1/2 of 1% of the initial cost of each asset which the Manager assists the Company in acquiring. The Acquisition Fee compensates the Manager for performing due diligence procedures on CMBS bonds reviewed for acquisition by the Company. The Manager also performs certain bond administration and other related services for the Company pursuant to the Management Agreement and receives an Administrative Fee for such services.

             The Company's management fees were $378,000 ($.04 per share) for the three months ended March 31, 1996 compared with $232,000 ($.02 per share) for the same period in 1995. The increase in management fees during 1996 compared with 1995 was due to an increase of $163,000 of Incentive Fees, offset by a $17,000 decrease in Base Fees. The increase in Incentive Fees was due to a $355,000 increase in REIT income and a 158 basis point decrease in the average Ten-Year U.S. Treasury Rate from the first quarter 1995 to the first quarter 1996. The decrease in Base Fees was primarily due to a reduction of invested assets from $4,245,000 of unrealized holding losses on the CMBS bonds recorded at December 31, 1995.

             During the three months ended March 31, 1996, interest expense on the Company's short-term notes payable was $3,000 ($.00 per share) compared with $190,000 ($.02 per share) for the same period in 1995. The decrease was primarily the result of paydowns of the notes payable during the first half of 1995.

Dividend Distributions

             In March 1996, the Company declared a first quarter dividend of $.17 per share which was paid on March 29, 1996 to shareowners of record on March 18, 1996. This is the sixth consecutive quarter of a regular dividend of $.17 per share. Since the Company's inception in the fall of 1993, the Company has distributed dividends to its shareowners totaling $14,621,000 ($1.45 per share).

Book Income

             For the three months ended March 31, 1996, the Company earned book income computed in accordance with GAAP of $1,607,000 ($.16 per share) compared with $1,533,000 ($.15 per share) for the same period in 1995. The significant increase in the amortization of the pricing discount recorded for REIT purposes is not included in book income. Otherwise, the $74,000 ($.01 per share) increase in book income was for primarily the same reasons as the changes in REIT income previously discussed.

Reconciliation of REIT Income and Book Income

             The Company computes its income in accordance with the Code (REIT income) and in accordance with GAAP (book income). As a REIT, the Company's REIT income is extremely important as it is the basis upon which the Code requires the Company to make distributions to its shareowners. However, because the Company's Common Stock is registered with the SEC, the Company also is required to report its financial position and income in accordance with GAAP.

             During the three months ended March 31, 1996, REIT income exceeded book income by $452,000 ($.04 per share). Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds (to date, no credit losses have been realized); (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes; and (iii) the timing of the deduction of DER expense, which for book income purposes is on the record date of the dividend and for REIT income purposes is subject to tax elections made by the recipient.

                         LIQUIDITY AND CAPITAL RESOURCES

             The Company uses its cash flows from operating activities and other capital resources: (i) to provide working capital to support its operations;
(ii) for making distributions to its shareowners; and (iii) for the repayment of short-term borrowings. For the three months ended March 31, 1996 and 1995, cash flows provided by operating activities were $1,536,000 and $1,492,000, respectively. As of March 31, 1996, the Company had $254,000 in cash and cash equivalents, which the Company currently intends to use to pay its expenses and make dividend distributions to shareowners.

             On November 29, 1994, the Company entered into a $50,000,000 Loan and Security Agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the Company can borrow amounts based upon the value of the collateral pledged. No borrowings were outstanding on this line at March 31, 1996 and $21,616,000 was available to be borrowed. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at March 31, 1996.

             On July 19, 1995, the Company entered into a one-year, unsecured line of credit with a bank for $1,000,000. Advances bear interest at prime. Two of the Company's Independent Directors are members of the Board of Directors of the bank. At March 31, 1996, $400,000 was outstanding on this line of credit at an interest rate of 8.25% per annum. The advance was repaid in April 1996.

             The amount the Company will be able to borrow under its secured credit facility will vary depending on the value of the collateral pledged to secure such facility. To the extent that changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from the assets acquired, the Company may reduce the amount of leverage it utilizes. The Company currently does not plan to acquire additional CMBS bonds through leverage without having a source of long-term financing in place.

             The Company has been notified that two of its CMBS bonds (Aspen MHC, Series 1994-1, Class C and D-1) with an outstanding balance of $9,664,000 will be repaid in May 1996. The repayment of the CMBS bonds was eight years earlier than scheduled. The proceeds from the bond redemption will be invested in short-term cash instruments until a long-term strategy is determined.

             The  indentures  of the  commercial  securitizations  in which  the
Company has acquired CMBS bonds generally provide for substantial penalties if the mortgage loans underlying the commercial securitization are prepaid, and the prepayments generally are allocated to the senior bond classes before the subordinate bond classes. Significant principal distributions to subordinate CMBS bonds generally are not anticipated until the scheduled principal distributions are made.

             The Company's ability to acquire additional assets will depend on, among other things, unanticipated principal prepayments such as the $9,664,000 of CMBS bonds redeemed in May 1996, or obtaining new debt or equity capital. There is no assurance the Company will be able to identify new CMBS bond acquisition opportunities that meet the Company's acquisition criteria or that it will be able to raise additional funds, whether from principal prepayments, borrowings, debt securities, Common Stock or Preferred Stock issuances or other sources.

             As a  REIT,  the  Company  is  required,  among  other  things,  to distribute  annually  to its  shareowners  at least 95% of its REIT  income.  By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its shareowners 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level.

             At March 31,  1996,  undistributed  REIT  income  (cumulative  REIT income in excess of cumulative distributions to shareowners) was $509,000 ($.05 per share). The Company anticipates additional REIT income from the redemption of the $9,664,000 of CMBS bonds in May 1996 of approximately $1,400,000 ($.14 per share) during the second quarter of 1996. However, if the Company's shareowners approve the amendment to the Stock Option Plan to eliminate DERs and all holders of stock options give up their DERs, the Company will incur a one-time charge of approximately $950,000 in the second quarter of 1996 in connection with the issuance of shares of Common Stock as consideration for the elimination of DERs. Taking into consideration: (i) the carryover of undistributed REIT income from March 31, 1996; (ii) the REIT income generated by the redemption of $9,664,000 of CMBS bonds; and (iii) the expenses from the issuance of Common Stock in exchange for the elimination of DERs, undistributed REIT income should increase approximately $1,000,000, subject to, among other things, expense levels and credit losses and principal payments on its subordinate CMBS bonds.

             Under the Code, the Company has elected an income recognition methodology for certain of its CMBS bonds that computes REIT income attributable to the amortization of market discount as the lesser of: (i) the amount of principal received from the CMBS bond during the year; or (ii) the computed discount amortization. The effect of this election is to defer a portion of the amount of the Company's REIT income from non-cash discount amortization from the early years in the life of the applicable bonds to later years when significant repayments of principal are expected to be received. The Company was able to make this election on four CMBS bonds which had an outstanding principal balance of $56,165,000 at March 31, 1996.

             Subordinate CMBS bonds acquired by the Company are relatively non-liquid and, as a result, the Company's ability to change its portfolio quickly in response to changes in economic and other conditions may be limited. In addition, REIT rules applicable to the Company may require the Company to pay capital gains taxes on assets it sells within four years of their acquisition.

             As the holder of subordinate CMBS bonds (which generally are allocated the first losses on the underlying mortgage loans), the Company has credit risk. These bonds are subject to a greater risk of loss of principal and non-payment of interest than the more senior bonds. If a borrower defaults on a commercial mortgage loan that is pledged as collateral for a commercial mortgage loan securitization and the proceeds of the foreclosure of the property are less than the unpaid balance of the mortgage plus foreclosure costs (principal and interest advances through foreclosure sale, repair and maintenance costs during the foreclosure, brokerage fees, legal fees, taxes, insurance, etc.), the Company, as the holder in most cases of the subordinate class, will suffer a loss.

             The Company believes that cash generated by current and future operations and additional capital-raising activities, including borrowings, will enable the Company to meet its current and anticipated future liquidity requirements, including the payment of dividends to its shareowners in an amount equal to at least 95% of the Company's REIT income.

                         CMBS BOND YIELD CONSIDERATIONS

Defaults

             The yields on the CMBS bonds acquired by the Company are extremely sensitive to the amount and timing of defaults and the severity of losses resulting from the defaults on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans (after default, where the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus disposition costs) will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. The CMBS bonds the Company owns and may acquire in the future are speculative and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior rated bonds.

             If the Company acquires a CMBS bond with an anticipated yield based on a projected rate of default and severity of loss on the mortgage loans that is lower than the actual default rate and severity of loss, the yield on the CMBS bond will be lower than the Company initially anticipated and, in the event of substantial losses, the Company may not recover a significant portion, or any, of its acquisition cost. The timing of actual losses also will affect the Company's yield on CMBS bonds, even if the rate of default and severity of loss are consistent with the Company's projections. In general, the earlier a loss occurs, the greater the adverse effect on the Company's yield.

             The Company's CMBS bonds also will be affected by interest rate levels during the periods that the mortgage loans collateralizing the CMBS bonds mature. For example, if at the maturity date of a mortgage loan, the prevailing mortgage interest rates are much higher than the original interest rate on the mortgage loan, the operating cash flows from the commercial property may not be sufficient to meet the higher debt service costs of replacement financing, and the owner of the commercial property, unable to obtain replacement financing, may go into default on the mortgage. If the property is not sold for more than the amount of the mortgage plus foreclosure costs, the Company may incur credit losses. Similar losses may occur if refinancing of the commercial properties cannot be arranged at the balloon due date of the current outstanding mortgage due to higher interest costs or poor property performance.

             There can be no assurance as to the rate of delinquency or timing and severity of losses on the mortgage loans collateralizing the CMBS bonds and, thus, no assurance as to the actual yield received by the Company.

Prepayments

             The aggregate amount of distributions on the Company's CMBS bonds and their yields also will be affected by the amount and timing of principal prepayments on the mortgage loans. To the extent that the more senior tranches of CMBS bonds are outstanding, generally, all payments of principal, including prepayments, on the mortgage loans will be paid to the holders of the more senior classes, and none will be paid to the subordinate classes held by the Company. When computing yields-to-maturity on its CMBS bonds, the Company generally does not consider prepayments from the underlying mortgage loans collateralizing its CMBS bonds. Because the Company is acquiring the CMBS bonds at a significant discount from their outstanding principal balance, if the Company receives prepayments of principal on the CMBS bonds the Company owns, the Company's yield on its CMBS bonds would increase.

             Because the rate and timing of principal payments on mortgage loans will depend on future events and on a variety of factors over which the Company has no control, no assurances can be given as to the rate or timing of principal payments on the CMBS bonds the Company owns or may acquire.

Loss Severity

             While the rate of default and the rate and timing of prepayments on the Mortgage Collateral are important in determining the anticipated yield on subordinate CMBS bonds, the anticipated severity of the loss (i.e., the total loss on any foreclosure sale as a percentage of the remaining outstanding principal balance of a mortgage loan) is significantly more important in determining the anticipated yield on a subordinate CMBS bond. The severity of the losses on defaulted Mortgage Collateral through foreclosure sales of the properties, which are the primary security for the Mortgage Collateral, is extremely important because such losses generally will be allocated to, and will reduce the remaining principal balance of, the Company's subordinate CMBS bonds. The severity of loss takes into account the anticipated decline in market value of the commercial property, accrued and unpaid interest through the foreclosure and maintenance and disposition expenses, which include, among other things, necessary repair and maintenance costs during the foreclosure, brokerage fees, legal fees, interest charges on servicing advances, insurance and taxes. In addition, the higher the coupon rate of the mortgage loan, the higher are the costs of foreclosure which reflect accrued and unpaid interest from default through foreclosure sale.

        INFLATION, INTEREST RATES, MORTGAGE PREPAYMENTS AND OTHER FACTORS

             The Company and the Common Stock will be affected by prevailing market interest rates, including: (i) the effects of interest rates on the values of long-term, fixed-rate debt securities; (ii) the possibility that, in periods of high interest rates, the Common Stock may be less attractive than alternative investments of equal or lower risk; (iii) possible mismatches between the Company's borrowing costs and the Company's cash flow requirements which could have a negative effect on the Company's income; (iv) the negative effect of high interest rates on the properties underlying the CMBS bonds (including a negative impact on the owner's ability to refinance debt secured by such properties) which the Company has acquired and may acquire in the future; and (v) the effects of interest rates on the Company's borrowing costs. Interest rates are determined in large part by market conditions and government policies which are beyond the control of the Company and which are difficult to predict.


             Certain statements in this Form 10-Q Quarterly Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; interest rate changes; competition; the availability of financing with terms and prices acceptable to the Company; the Company's ability to maintain or reduce expense levels and the assumption that losses on non-agency CMBS bonds do not exceed the Company's estimates.

                                   DEFINITIONS

             The following terms used in the text are understood to have the meanings indicated below.

Acquisition Fee - a one-time fee paid to the Manager pursuant to the Management Agreement for performing due diligence procedures in connection with the acquisition by the Company of each asset equal to 0.5% of the cost of such acquisition.

Administration Fee - a fee of up to $10,000 per annum which is paid to the Manager pursuant to the Management Agreement for administration and other services related to each of the Company's CMBS bonds. If the Company owns more than one class of a commercial securitization the Manager is entitled to receive an additional fee of $2,500 per annum for each additional class.

Asset Investors - Asset Investors Corporation, a Maryland corporation.

Base Fee - management fee equal to 1% per annum of the Company's consolidated Average Invested Assets as defined in the Management Agreement which is payable quarterly to the Manager pursuant to the Management Agreement.

CMBS bond - commercial mortgage-backed security, which is a debt instrument secured by mortgage loans on commercial real property.

Code - the Internal Revenue Code of 1986, as amended.

commercial mortgage loan securitizations - multi-class issuances of bonds which are secured and funded as to the payments of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate, accounts and other collateral.

Company - Commercial Assets, Inc., a Maryland corporation.

Contribution Agreement - the contribution agreement between Asset Investors and the Company, dated as of August 20, 1993.

DERs - Dividend equivalent rights, as defined in the Company's Stock Option Plan. Option holders earn shares of Common Stock equal to the value of dividends received as if the options were outstanding Common Stock.

first-loss - a first-loss security is the most subordinate class of a security having multiple classes and which is the first to bear the risk of losses related to defaults on the underlying collateral.

GAAP - generally accepted accounting principles.

Incentive Fee - management fee equal to 20% of the dollar amount by which the annual Net Income (as defined in the Management Agreement, based on REIT income) of the Company exceeds an amount equal to the Average Net Worth (as defined in the Management Agreement) of the Company multiplied by the Ten-Year U.S.
Treasury Rate (as defined in the Management Agreement) plus 1% per annum, payable quarterly to the Manager pursuant to the Management Agreement.

Independent Director - pursuant to the Company's By-laws, an Independent Director is a person "who is not affiliated, directly or indirectly, with the person or entity responsible for directing or performing the day-to-day business affairs of the corporation (the "advisor"), including a person or entity to which the advisor subcontracts substantially all of such functions, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or by serving as an officer of the advisor or an affiliated business entity of the advisor."

LIBOR - the London Interbank Offered Rate on Eurodollar deposits.

Management Agreement - the one-year management agreement entered into between the Company and the Manager.

Manager - Financial Asset Management LLC, effective April 1, 1996. Financial Asset Management LLC is 80% owned by two subsidiaries of MDC and 20% owned by Spencer I. Browne, the President and a Director of the Company. Prior to April 1, 1996, the Manager was Financial Asset Management Corporation, a wholly owned subsidiary of MDC.

MDC - M.D.C. Holdings, Inc., a Delaware corporation.

REIT - a real estate investment trust, as defined in the Code.

REIT income - taxable income computed as prescribed for REITs prior to the "dividends paid deduction" (including the dividends paid deduction for dividends related to capital gains).

Stock Option Plan - the Commercial Assets, Inc. 1993 Stock Option Plan.


                                     PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

Exhibit No.       Description

     4.2 Form of certificate representing common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q for the period ended March 31, 1994, of the Registrant, Commission File No. 1-22262 filed on May 16,
                  1995).

     4.3 Automatic Dividend Reinvestment Plan relating to the common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                  1993).

     10.2 Registration Rights Agreement, dated as of August 20, 1993, between the Registrant and Asset Investors (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15, 1993).

     10.3 Management Agreement, dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(b) to the Registrants Quarterly Report on Form 10-Q, Commission File No. 1-22262, filed on May 12, 1995).

     10.3(a) Amendment to the Management Agreement dated as of January 1, 1996 between the Registrant and Financial Asset Management Corporation.

     10.3(b)      Assignment of the  Management  Agreement  dated as of April 1,
                  1996  between  Financial  Asset  Management   Corporation  and
                  Financial Asset Management LLC.


     10.4 Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15, 1993).

     10.5 Form of Non-Officer Directors Stock Option Agreement (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-8, Registration No. 33-7467B, filed on February 1, 1994).

     10.6 Form of Officers Stock Option Agreement (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-8, Registration No. 33-7467B, filed on February 1,
                  1994).

     10.7 Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31, 1993).

     10.8 Loan and Security Agreement, dated as of November 29, 1994, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrants Annual Report on Form 10-K, Commission File No. 1-22262, filed on March 29, 1995).

     10.8(a) Amendment to the Loan and Security Agreement, dated as of November 29, 1994, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to exhibit 10.8a to the Registrants Annual Report on Form 10-K, commission File No. 1-22262, filed on March 28, 1996.

     27           Financial Data Schedule.

     (b)  Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         COMMERCIAL ASSETS, INC.
                                                                    (Registrant)



Date:  May 14, 1996                                   By  /s/ Paris G. Reece III
                                                        ------------------------
                                                         Paris G. Reece III
                                                         Chief Financial Officer