Form 10-Q
period 1996-06-30
COMMERCIAL ASSETS INC
filed 1996-08-13
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

              As of July 31, 1996, 10,315,809 shares of Commercial Assets, Inc. Common Stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.           FINANCIAL INFORMATION:

   Item 1.  Condensed Financial Statements:

            Balance Sheets as of June 30, 1996
              (Unaudited) and December 31, 1995......................         1

            Statements  of Income  for the  three and six  months
              ended June 30, 1996 and 1995 (Unaudited)...............         2

            Statements  of Cash  Flows for the six  months  ended
              June 30, 1996 and 1995 (Unaudited).....................         3

            Notes to Financial Statements (Unaudited)................         4

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........         7

            Definitions..............................................        16

PART II.          OTHER INFORMATION:

   Item 4.  Submission of Matters to a Vote of Security Holders......        18

   Item 6.  Exhibits and Reports on Form 8-K.........................        18



                                      (i)





                             COMMERCIAL ASSETS, INC.
                            CONDENSED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                         June 30,        December 31,
                                                                                           1996              1995
                                                                                        ---------          --------
Assets                                                                                 (Unaudited)

   Cash and cash equivalents                                                            $   11,033       $      598
   Accrued interest receivable                                                                 597              675
   Restricted cash                                                                           1,764              768
   CMBS bonds                                                                               60,814           69,503
   Other assets, net                                                                            52               46
                                                                                        ----------       ----------

     Total Assets                                                                       $   74,260       $   71,590
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $       50       $      133
   Management fees payable                                                                     452              292
   Dividends payable                                                                         1,754               --
   Short-term notes payable                                                                     --              700
                                                                                        ----------       ----------

     Total Liabilities                                                                       2,256            1,125
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares authorized; no
     shares issued or outstanding                                                               --               --

   Common Stock, par value $.01 per share, 75,000,000 shares authorized;
     10,315,809 and 10,142,034 shares issued and outstanding, respectively                     103              102

   Additional paid-in capital                                                               76,559           75,523

   Cumulative dividends declared                                                           (16,375)         (12,897)
   Cumulative net income                                                                    15,581           11,982
                                                                                        ----------       ----------
      Dividends in excess of net income                                                       (794)            (915)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (3,864)          (4,245)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             72,004           70,465
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   74,260       $   71,590
                                                                                        ==========       ==========


                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                         --------------------------        -------------------------
                                                           1996              1995             1996            1995
                                                         ---------         --------        ---------        --------
Revenues

   CMBS bonds                                            $  3,462          $  2,209         $  5,773         $ 4,419
   Interest                                                    64                31               71             170
                                                         --------          --------         --------         -------

     Total Revenues                                         3,526             2,240            5,844           4,589
                                                         --------          --------         --------         -------

Expenses

   Management fees                                            452               284              830             517
   General and administrative                                 114               272              444             665
   Elimination of DERs                                        966                --              966              --
   Interest                                                     2                35                5             225
                                                         --------          --------         --------         -------

     Total Expenses                                         1,534               591            2,245            1,407
                                                         --------          --------         --------         --------


Net Income                                               $  1,992          $  1,649         $  3,599         $  3,182
                                                         ========          ========         ========         ========


Net income per share                                     $    .19          $    .16         $    .35         $    .31

Weighted-average shares outstanding                        10,214            10,093           10,178           10,086

Dividends per share                                      $    .17          $    .17         $    .34         $    .34



                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             --------------------
                                                                                             1996            1995
                                                                                             ----            ----

Cash Flows From Operating Activities

   Net income                                                                             $ 3,599         $   3,182
   Adjustments to reconcile net income to net cash flows from operating activities:
        Amortization of discount on CMBS bonds and other assets                            (1,775)             (240)
        Issuance of Common Stock for elimination of DERs                                      941                --
   Decrease in accrued interest receivable                                                     78                 2
   Increase in accounts payable and accrued liabilities                                       173               142
                                                                                          -------         ---------

Net Cash Provided By Operating Activities                                                   3,016             3,086
                                                                                          -------         ---------

Cash Flows From Investing Activities

   Principal collections from CMBS bonds                                                    9,857               468
                                                                                          -------         ---------

Cash Flows From Financing Activities

   Dividends paid                                                                          (1,724)           (3,429)
   Repayments of short-term notes payable                                                    (700)          (10,592)
   Increase in other assets                                                                   (14)             (166)
                                                                                          -------         ---------

Net Cash Used In Financing Activities                                                      (2,438)          (14,187)
                                                                                         --------         ---------

Cash and Cash Equivalents

   Increase (decrease)                                                                     10,435           (10,633)
   Beginning of period                                                                        598            12,367
                                                                                          -------         ---------

   End of period                                                                         $ 11,033         $   1,734
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

B.           Presentation of Financial Statements

             The Condensed Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of June 30, 1996 and for the six months then ended and all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

C.           Statements of Cash Flows

             For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $7,000 and $267,000 for the six months ended June 30, 1996 and 1995, respectively.

             For the six months ended June 30, 1996 and 1995, the Company had non-cash investing activities of: (i) $996,000 and $194,000, respectively, from principal collections on CMBS bonds transferred to restricted cash; and (ii) $381,000 and $0, respectively, from the change in unrealized losses on the CMBS bonds. During the six months ended June 30, 1996 and 1995, the Company had non-cash financing activities of: (i) $96,000 and $181,000, respectively, from distributions of Common Stock pursuant to DERs; (ii) $941,000 and $0, respectively, from the issuance of Common Stock for the elimination of the DERs; and (iii) $1,754,000 and $1,716,000, respectively, from the declaration of dividends not paid until subsequent periods.

D.           CMBS Bonds

             As of June 30, 1996 and December 31, 1995, the outstanding balance of the Company's CMBS bonds was $89,515,000 and $100,368,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $24,837,000 and $26,620,000, respectively. Additionally, unrealized holding losses on the CMBS bonds as of June 30, 1996 and December 31, 1995 were $3,864,000 and $4,245,000, respectively.

             In May 1996, two CMBS bonds (Aspen MHC, Series 1994-1 Class C and D-1) with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed eight years earlier than anticipated. The bonds were acquired on March 8, 1994, for $9,088,000, or 84.25% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during the three months ended June 30, 1996.

             At June 30, 1996, the outstanding principal balance of the mortgage loans collateralizing the CMBS bonds was $988,871,000 and the outstanding principal balance of the CMBS bonds that are senior to the Company's CMBS bonds was $894,065,000. The aggregate allowance for credit losses on the Company's CMBS bonds was $12,720,000 at both June 30, 1996 and December 31, 1995. At June 30, 1996, one of the mortgage loans with an outstanding balance of $788,000, which collateralizes the Company's CMBS bonds, was in foreclosure. There have been no credit losses charged to operations or write-downs charged against the allowance for credit losses.

             Pursuant to the provisions of certain of the Company's CMBS bonds, principal payments attributable to the Company's interests are required to be set aside in reserve accounts for credit support of the more senior classes of CMBS bonds. At June 30, 1996 and December 31, 1995, $1,764,000 and $768,000,
respectively, were set aside in reserve accounts and are shown as restricted cash on the balance sheet.

E.           Short-Term Notes Payable

             On November 29, 1994, the Company entered into a $50,000,000 Loan and Security Agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the Company can borrow amounts based upon the value of the collateral pledged, upon either a committed or an uncommitted advance through November 29, 1996. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. Committed advances are subject to non-usage fees. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at December 31, 1995 and June 30, 1996. At December 31, 1995 and June 30, 1996, no borrowings were outstanding and $21,616,000 was available to be borrowed.

             On July 19, 1995, the Company entered into a one-year, unsecured line of credit with a bank for $1,000,000. The line of credit was renewed for an additional year on July 19, 1996. Advances bear interest at prime. Two of the Company's Independent Directors are members of the Board of Directors of the bank. At June 30, 1996, no advance was outstanding on this line of credit. At December 31, 1995, $700,000 was outstanding on this line of credit, which was repaid in January 1996.

F.           Management Fees

             On April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne, the President and a Director of the Company.

             During the six months ended June 30, 1996 and 1995, the Company's total management fees pursuant to the Management Agreement were $830,000 and $517,000, respectively. Management fees during the six months ended June 30, 1996 and 1995 included: (i) Base Fees of $335,000 and $376,000, respectively;
(ii) Administrative Fees of $32,000 and $33,000, respectively; and (iii) Incentive Fees of $463,000 and $108,000, respectively. No Acquisition Fees were incurred during the six months ended June 30, 1996 or 1995.

G.           Stock Option Plan

             On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. Pursuant to the amendment, the Company incurred a $966,000 charge (a $941,000 of non-cash charge from the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the three months ended June 30, 1996. Additionally, during the three months ended March 31, 1996 and the six months ended June 30, 1995, the grant of DERs resulted in non-cash charges to general and administrative expense of $96,000 and $181,000, respectively, covering 16,362 and 29,806 shares, respectively, of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan.

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

             With the proceeds of its initial capitalization, the Company acquired, and the Manager administers on the Company's behalf, subordinate debt interests in CMBS bonds issued in securitizations of mortgage loans on multi-family properties. The original 11 CMBS bonds acquired by the Company are from six commercial mortgage loan securitizations acquired at a cost of $74,433,000. On May 1, 1996, two of the bonds from one commercial mortgage loan securitization acquired at a cost of $9,088,000 were redeemed. The Company's remaining nine CMBS bonds had an outstanding principal balance of $89,515,000 at June 30, 1996 and an estimated weighted-average yield-to-maturity before credit losses of 13.6%. The weighted-average yield-to-maturity of the Company's CMBS bonds is adversely impacted by the amortization of $465,000 in acquisition costs capitalized by the Company.

             Approximately 75% of the Company's CMBS bonds are unrated, and the remaining 25% are rated "BB" or "B" by national credit rating agencies. Geographic diversity of the collateral which secures a CMBS bond is an important component of the Company's acquisition criteria. The mortgages which comprise the collateral for the Company's CMBS bonds are secured by apartment communities in 36 states. Approximately 26%, 12% and 8% of the mortgage loans are collateralized by properties in Texas, Arizona and Florida, respectively.

             The multi-family mortgage loans that collateralize the Company's CMBS bonds were primarily originated during 1993 and 1994. Capital for mortgage financing during 1993 and 1994 was generally less available than in 1995 and 1996 because of, among other things, the reduced funding of such loans by traditional real estate lenders (e.g. banks, thrifts, pension funds, etc.) in response to significant losses which resulted from falling real estate values in the late 1980s and early 1990s. Accordingly, the Company believes the mortgage loan underwriting procedures applied to mortgage loans originated in 1993 and 1994 were more stringent than underwriting procedures applied to multi-family mortgage loans originated in 1995 and 1996. The Company may benefit from the more stringent underwriting procedures on the mortgage loans that collateralize its CMBS bonds through reduced credit losses in the future. See "FORWARD LOOKING INFORMATION" below.

             Presented below is a schedule of the CMBS bonds owned by the Company as of June 30, 1996 and December 31, 1995 (dollar amounts in thousands).



                                                                    Weighted-                       Senior       Outstanding
                                                                     Average   Date               CMBS Bonds(4)   Balance at
                         Description              Coupon   Maturity   Life(5) Acquired   Rating     6/30/96    6/30/96  12/31/95
 -----------------------------------------------  ------   -------- --------- --------   ------     -------    -------  --------

 Kidder, Peabody Acceptance Corporation I,
     Series 1993-M2, Class E(1)                    8.88%    8/2021   4.2 yrs  11/16/93     BB        $ 93,035  $10,000  $ 10,000
 Lehman Capital Corporation Trust Certificate,
     Series 1994-2(2)                              6.50    10/2003   7.3       2/24/94   Unrated      126,685    2,143     2,143
 Lehman Capital Corporation Trust Certificate,
     Series 1994-3                                 6.50    10/2003   7.3       2/24/94   Unrated                 4,162     4,162
 Aspen MHC, Series 1994-1, Class C(3)                                                                               --     6,261
 Aspen MHC, Series 1994-1, Class D-1(3)                                                                             --     3,596
 Fannie Mae Multi-Family REMIC Trust 1994-M2,
     Class C(6)                                    7.99     1/2001   4.3       3/30/94   Unrated      346,397   10,753    11,587
 Fannie Mae Multi-Family REMIC Trust 1994-M2,
     Class D(6)                                    8.18     1/2004   7.1       3/30/94   Unrated                38,553    38,715
 DLJ Mortgage Acceptance Corporation, Series
     1994-MF4, Class B-3                           8.50     4/2001   4.8       6/15/94      B          92,474    3,136     3,136
 DLJ Mortgage Acceptance Corporation, Series
     1994-MF4, Class C                             8.50     4/2001   4.8       6/15/94   Unrated                 4,183     4,183
 Kidder, Peabody Acceptance Corporation I,
     Series 1994-M1, Class C                       8.25    11/2002   5.1      11/29/94      B         235,474    8,930     8,930
 Kidder, Peabody Acceptance Corporation I,
     Series 1994-M1, Class D                       8.25    11/2002   5.4      11/29/94   Unrated                 7,655     7,655
                                                   ----             ----                           ---------- --------    ------
      Total outstanding balance                    8.15%             5.9 yrs                        $ 894,065   89,515   100,368
                                                   ====             ====                            =========

 Unamortized discount                                                                                          (12,499)  (14,393)
 Allowance for credit losses                                                                                   (12,720)  (12,720)
 Unamortized acquisition costs                                                                                     382       493
                                                                                                              --------   -------
      Amortized cost                                                                                            64,678    73,748
      Net unrealized holding losses                                                                             (3,864)   (4,245)
                                                                                                             ---------   -------

      Total net book value                                                                                    $ 60,814    69,503
                                                                                                              ========    ======
- -----------------------------------------------------------

1    The Company has a 75.2% ownership interest in this CMBS bond.
2    The Company has a 51.7% ownership interest in this CMBS bond.
3    These bonds were redeemed in May 1996.
4 The amount of CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes of a single issuance.
5    Remaining weighted-average life at June 30, 1996.
6    Payment of principal and interest is not guaranteed by FNMA.


                       RESULTS OF OPERATIONS FOR THE THREE
                   AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

REIT Income

             The Company's REIT income for the three and six months ended June 30, 1996 was $2,546,000 ($.25 per share) and $4,605,000 ($.45 per share), respectively, compared with $1,786,000 ($.18 per share) and $3,490,000 ($.35 per share), respectively, for the same periods in 1995.

             REIT income from CMBS bonds for the three and six months ended June 30, 1996 was $4,022,000 ($.39 per share) and $6,847,000 ($.67 per share), respectively, compared with $2,406,000 ($.24 per share) and $4,808,000 ($.48 per share), respectively, for the same periods in 1995. The increase in REIT income from CMBS bonds resulted from an increase in the amortization into income of the pricing discount due to: (i) the May 1996 redemption of two CMBS bonds acquired for $9,088,000 on March 8, 1994; and (ii) prepayments on one other CMBS bond during the first half of 1996.

             In May 1996, two CMBS bonds (Aspen MHC, Series 1994-1 Class C and D-1), with an outstanding principal balance of $9,664,000, were redeemed eight years earlier than anticipated. As a result, the yield on the bonds increased to 18.1% from an expected yield of 11.8%. The early redemption of these two bonds resulted in $1,455,000 of REIT income from acceleration of discount amortization on the CMBS bonds.

             Additionally, during the first half of 1996, the Company received principal prepayments on one of its CMBS bonds. For this particular bond, the Company previously had elected, under the Code, to limit the amount of amortization of the market discount to the lesser of principal received or computed amortization. During the six months ended June 30, 1996, there were $755,000 of principal prepayments from a mortgage collateralizing this bond. As a result of the election, amortization during the first six months of 1996 was $627,000 higher than the same period in 1995 due to prepayments.

             The CMBS bonds have coupon interest rates ranging from 6.5% to 8.9% and a weighted-average yield-to-maturity before credit losses for REIT purposes of 13.6%. The yield from CMBS bonds exceeds the coupon interest rate because the subordinate CMBS bonds were acquired by the Company with original issue discount or market discount (i.e., the acquisition prices of the CMBS bonds were less than their par values).

             Through June 30, 1996, one mortgage loan with a balance of $788,000 collateralizing the Company's CMBS bonds was in foreclosure. Otherwise, there have been no delinquencies. To date, no credit losses have been realized. The Company expects that the loss from the mortgage loan in foreclosure may range from $0 to $200,000. See "FORWARD LOOKING INFORMATION" below.

             The proceeds from the redemption have been invested in short-term cash instruments until a long-term strategy is determined. Except for the increased discount amortization from the early redemption and prepayments of the bonds in the first half of 1996, future quarterly income from CMBS bonds will be approximately $120,000 ($.01 per share) less than when the two bonds were outstanding. See "FORWARD LOOKING INFORMATION" below.

             Interest income during the three and six months ended June 30, 1996 was $64,000 ($.01 per share) and $71,000 ($.0.1 per share), respectively, compared with $31,000 ($.00 per share) and $170,000 ($.02 per share), respectively, for the same periods in 1995. The Company had $12,367,000 of cash on hand at December 31, 1994, a portion of which it used to pay down notes payable during the first half of 1995.

             General and administrative expenses of the Company during the three and six months ended June 30, 1996, were $145,000 ($.01 per share) and $537,000 ($.05 per share), respectively, compared with $332,000 ($.03 per share) and $743,000 ($.07 per share), respectively, for the same periods in 1995. General and administrative expenses decreased during the three and six months ended June 30, 1996 compared with the same periods of 1995 primarily due to discontinuing the DERs in May 1996, lower costs for shareholder relations and reduced accounting expenses.

             On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan at its annual meeting permitting the Company to issue shares of Common Stock in the second quarter of 1996 to the holders of stock options who voluntarily gave up their DERs. The amendment also eliminated provisions in the Stock Option Plan that would have permitted the issuance of DERs in connection with stock options granted in the future. The effect of the amendment will be to reduce general and administrative expenses from the accrual of DERs from options granted under the Stock Option Plan by approximately $300,000 for the remainder of 1996 and approximately $400,000 per year in subsequent years. The issuance of Common Stock in exchange for the right to receive DERs resulted in a one-time, non-cash charge to income of $966,000 ($941,000 for the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the second quarter of 1996. See "FORWARD LOOKING INFORMATION" below.

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

             The Company's management fees were $452,000 ($.04 per share) and $830,000 ($.08 per share), respectively, for the three and six months ended June 30, 1996, compared with $284,000 ($.03 per share) and $517,000 ($.05 per share), respectively, for the same periods in 1995. The increase in management fees during the first six months of 1996 compared with 1995 was due to an increase of $355,000 of Incentive Fees, offset by a $41,000 decrease in Base Fees. The increase in Incentive Fees was due to a $1,115,000 increase in REIT income and a 73 basis point decrease in the average Ten-Year U.S. Treasury Rate between the first half of 1995 and the first half of 1996. The $966,000 charge for the elimination of DERs described above reduced the second quarter 1996 Incentive Fee by $193,000 ($.02 per share). The decrease in Base Fees was due primarily to a reduction of invested assets because of $4,245,000 of unrealized holding losses on the CMBS bonds recorded at December 31, 1995 and the early redemption of two CMBS bonds (Aspen MHC, Series 1994-1, Class C and D-1) in the second quarter of 1996.

             During the three and six months ended June 30, 1996, interest expense on the Company's short-term notes payable was $2,000 and $5,000, respectively, compared with $35,000 and $225,000, respectively, for the same periods in 1995. The decrease primarily was the result of paydowns of the notes payable during the first half of 1995.

Dividend Distributions

             In June 1996, the Company declared a second quarter dividend of $.17 per share which was paid on July 10, 1996 to shareowners of record on June 28, 1996. This was the seventh consecutive regular quarterly dividend of $.17 per share.

Book Income

             For the three and six months ended June 30, 1996, the Company earned book income computed in accordance with GAAP of $1,992,000 ($.19 per share) and $3,599,000 ($.35 per share), respectively, compared with $1,649,000 ($.16 per share) and $3,182,000 ($.31 per share), respectively, for the same periods in 1995. The $417,000 ($.04 per share) increase in book income for the six months was due primarily to the same factors which resulted in the changes in REIT income previously discussed.

Reconciliation of REIT Income and Book Income

             The Company computes its income in accordance with the Code (REIT income) and in accordance with GAAP (book income). As a REIT, the Company's REIT income is extremely important as it is the basis upon which the Code requires the Company to make distributions to its shareowners. However, because the Company's Common Stock is registered with the Securities and Exchange Commission, the Company also is required to report its financial position and income in accordance with GAAP.

             During the three and six months ended June 30, 1996, REIT income exceeded book income by $554,000 ($.06 per share) and $1,006,000 ($.10 per share), respectively. Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur (to date, no credit losses have been realized) and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds; (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes; and (iii) the timing of the deduction of DER expense, which for book income purposes is on the record date of the dividend and for REIT income purposes may be subject to tax elections made by the recipient.

                         LIQUIDITY AND CAPITAL RESOURCES

             The Company uses its cash flows from operating activities and other capital resources: (i) to provide working capital to support the Company's operations; (ii) for making distributions to its shareowners; and (iii) for the repayment of short-term borrowings. For the six months ended June 30, 1996 and 1995, cash flows provided by operating activities were $3,016,000 and $3,086,000, respectively. As of June 30, 1996, the Company had $11,033,000 in cash and cash equivalents, which the Company currently intends to use to pay its expenses and make dividend distributions to shareowners. See "FORWARD LOOKING INFORMATION" below.

             On November 29, 1994, the Company entered into a $50,000,000 loan and security agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the Company can borrow amounts based upon the value of the collateral pledged. No borrowings were outstanding on this line at June 30, 1996 and $21,616,000 was available to be borrowed. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. The loan and security agreement contains certain covenants with which the Company was in compliance at June 30, 1996.

             The amount the Company will be able to borrow under its secured credit facility will vary depending on the value of the collateral pledged to secure such facility. To the extent that changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from the assets acquired, the Company may reduce the amount of leverage it utilizes. The Company currently does not plan to acquire additional CMBS bonds through leverage without having a source of long-term financing in place. See "FORWARD LOOKING INFORMATION" below.

             On July 19, 1995, the Company entered into a one-year, unsecured line of credit with a bank for $1,000,000. The line of credit was renewed for an additional year on July 19, 1996. Advances bear interest at prime. Two of the Company's Independent Directors are members of the Board of Directors of the bank. At June 30, 1996, no advance was outstanding on this line of credit.

             Two of the Company's CMBS bonds (Aspen MHC, Series 1994-1, Class C and D-1) with an outstanding balance of $9,664,000 were redeemed in May 1996. The redemption of the CMBS bonds occurred eight years earlier than anticipated. The proceeds from the bond redemption have been invested in short-term cash instruments until a long-term strategy is determined.

             The indentures of the commercial securitizations in which the Company has acquired CMBS bonds generally provide for substantial penalties if the mortgage loans underlying the commercial securitization are prepaid, and the prepayments generally are allocated to the senior bond classes before the subordinate bond classes the Company generally owns. Significant principal distributions to subordinate CMBS bonds generally are not anticipated until the scheduled principal distributions are made.

             The Company's ability to acquire additional assets will depend on, among other things, unanticipated principal prepayments such as the $9,664,000 of CMBS bonds redeemed in May 1996, or obtaining new debt or equity capital. There is no assurance the Company will be able to identify new CMBS bond acquisition opportunities that meet the Company's acquisition criteria or that the Company will be able to raise additional funds, whether from principal prepayments, borrowings, debt securities, Common Stock or Preferred Stock issuances or other sources. See "FORWARD LOOKING INFORMATION" below.

             As a  REIT,  the  Company  is  required,  among  other  things,  to distribute  annually  to its  shareowners  at least 95% of its REIT  income.  By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its shareowners 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level.

             Undistributed REIT income through the second quarter of 1996 (cumulative REIT income in excess of cumulative distributions to shareowners) was $1,301,000 ($.13 per share). The Company, in general, is required to distribute: (i) at least 85% of its annual REIT income by January of the following year (as long as the dividend is declared during the year); and (ii) the balance of its REIT income (at least 95%) before the Company's tax return is filed.

             Under the Code, the Company has elected an income recognition methodology for certain of its CMBS bonds that determines REIT income attributable to the amortization of market discount as the lesser of: (i) the amount of principal received from the CMBS bond; or (ii) the computed discount amortization. The effect of this election is to defer a portion of the amount of the Company's REIT income from non-cash discount amortization from the early years in the life of the applicable bonds to later years when significant repayments of principal are expected to be received. The Company was able to make this election on four CMBS bonds which had an outstanding principal balance of $55,610,000 at June 30, 1996.

             Subordinate CMBS bonds acquired by the Company are relatively non-liquid and, as a result, the Company's ability to change its portfolio quickly in response to changes in economic and other conditions may be limited. In addition, REIT rules applicable to the Company may restrict the Company's ability to sell assets within four years of their acquisition. Under the Code, a redemption or prepayment does not constitute a "sale".

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

             The Company believes that cash generated by current and future operations and additional capital-raising activities, including borrowings, will enable the Company to meet its current and anticipated future liquidity requirements, including the payment of dividends to its shareowners in an amount equal to at least 95% of the Company's REIT income. See "FORWARD LOOKING INFORMATION" below.


                         CMBS BOND YIELD CONSIDERATIONS

Defaults

             The yields on the CMBS bonds acquired by the Company are extremely sensitive to the amount and timing of defaults and the severity of losses resulting from the defaults on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans (after default, where the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus disposition costs) will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. One of the mortgages with an outstanding balance of $788,000 that collateralizes one of the Company's CMBS bonds was in foreclosure at June 30, 1996. Otherwise, there have been no delinquencies. The Company expects that the loss from the mortgage loan in foreclosure may range from $0 to $200,000. The CMBS bonds the Company owns and may acquire in the future are speculative and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior rated bonds. See "FORWARD LOOKING INFORMATION" below.

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

Prepayments

             The aggregate amount of distributions on the Company's CMBS bonds and their yields also will be affected by the amount and timing of principal prepayments on the mortgage loans. Generally, all payments of principal, including prepayments, on the mortgage loans will be used to reduce the outstanding principal balance of the more senior classes before principal payments are paid to the subordinate bond classes held by the Company. Because the Company is acquiring the CMBS bonds at a significant discount from their outstanding principal balance, if the Company receives prepayments of principal on the CMBS bonds the Company owns, the Company's yield on its CMBS bonds generally would increase.

             Because the rate and timing of principal payments on mortgage loans will depend on future events and on a variety of factors over which the Company has no control, no assurances can be given as to the rate or timing of principal payments, if any, on the CMBS bonds the Company owns or may acquire. See "FORWARD LOOKING INFORMATION" below.

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

                           FORWARD LOOKING INFORMATION

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

Company - Commercial Assets, Inc., a Maryland corporation.

DERs - Dividend equivalent rights, as defined in the Company's Stock Option Plan. Prior to adoption of an amendment to the Stock Option Plan that eliminated DERs, option holders earned shares of Common Stock equal to the value of dividends received as if the options were outstanding Common Stock.

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

Stock Option Plan - the Commercial Assets, Inc. 1993 Stock Option Plan.

                                     PART II
                                OTHER INFORMATION



Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company's 1996 Annual Meeting of Shareowners was held on May 30, 1996. At the meeting, Messrs. Larry A. Mizel and Robert J. Malone were elected as Class III directors to terms expiring in 1999. There were 9,521,402 and 9,519,590 votes cast "for" the election of Larry A. Mizel and Robert J. Malone, respectively, as Class III directors and 137,664 and 139,476 votes, respectively, were "withheld." At the meeting, the shareowners also approved an amendment to the Stock Option Plan to eliminate Dividend Equivalent Rights, to permit the grant of shares of the Company's Common Stock in connection therewith, and to increase the total number of shares for which options, rights, limited rights and stock may be granted under the Stock Option Plan from 701,948 to 1,001,948. Of the votes cast, 8,740,601 were cast "for" the amendment and 524,266 were cast "against" the amendment. There were 98,561 votes cast "abstain."


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

Exhibit No.       Description

     4.2 Form of certificate representing common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q for the period ended June 30, 1994, of the Registrant, Commission File No. 1-22262 filed on May 16,
                  1995).

     4.3 Automatic Dividend Reinvestment Plan relating to the common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                  1993).

     10.2 Registration Rights Agreement, dated as of August 20, 1993, between the Registrant and Asset Investors (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15, 1993).

     10.3 Management Agreement, dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(b) to the Registrants Quarterly Report on Form 10-Q for the period ended March 31, 1995, Commission File No.
                  1-22262, filed on May 12, 1995).

     10.3(a) Amendment to the Management Agreement dated as of January 1, 1996 between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(a) to the Registrants Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 1-22262, filed on May 15, 1996).

     10.3(b) Assignment of the Management Agreement dated as of April 1, 1996 between Financial Asset Management Corporation and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.3(b) to the Registrants Quarterly Report on Form 10-Q, Commission File No.
                  1-22262, filed on May 15, 1996).

     10.4 Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15, 1993).

     10.4(a)      First Amendment to Commercial  Assets,  Inc. 1993 Stock Option
                  Plan.

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



                                             COMMERCIAL ASSETS, INC.
                                             (Registrant)



Date:  August 12, 1996                       By  /s/ Paris G. Reece III
                                                 ------------------------
                                                 Paris G. Reece III
                                                 Chief Financial Officer