Form 10-Q
period 1996-09-30
COMMERCIAL ASSETS INC
filed 1996-11-13
CIK 910675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

            As of October 31, 1996, 10,315,809 shares of Commercial Assets, Inc. Common Stock were outstanding.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                            PAGE
PART I.      FINANCIAL INFORMATION:

             Item 1.  Condensed Financial Statements:

                      Balance Sheets as of September 30, 1996
                        (Unaudited) and December 31, 1995..................... 1

                      Statements  of Income  for the three and nine  months
                        ended September 30, 1996 and 1995 (Unaudited)......... 2

                      Statements  of Cash Flows for the nine  months  ended
                        September 30, 1996 and 1995 (Unaudited)............... 3

                      Notes to Financial Statements (Unaudited)............... 4

             Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations........ 7

                      Definitions.............................................15

PART II.     OTHER INFORMATION:

             Item 6.  Exhibits and Reports on Form 8-K........................17




                                      (i)



                             COMMERCIAL ASSETS, INC.
                            CONDENSED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                     September 30,     December 31,
                                                                                          1996             1995
                                                                                          ----             ----
Assets                                                                                (Unaudited)

   Cash and cash equivalents                                                            $   10,407       $      598
   Accrued interest receivable                                                                 597              675
   Restricted cash                                                                           1,872              768
   CMBS bonds                                                                               61,468           69,503
   Other assets, net                                                                            43               46
                                                                                        ----------       ----------

     Total Assets                                                                       $   74,387       $   71,590
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $       54       $      133
   Management fees payable                                                                       2              292
   Dividends payable                                                                         2,166               --
   Short-term notes payable                                                                     --              700
                                                                                        ----------       ----------

     Total Liabilities                                                                       2,222            1,125
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares authorized;   no
     shares issued or outstanding                                                               --               --

   Common Stock, par value $.01 per share, 75,000,000 shares authorized;
     10,315,809 and 10,142,034 shares issued and outstanding, respectively                     103              102

   Additional paid-in capital                                                               76,559           75,523

   Cumulative dividends declared                                                           (18,541)         (12,897)
   Cumulative net income                                                                    17,346           11,982
                                                                                        ----------       ----------
      Dividends in excess of net income                                                     (1,195)            (915)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (3,302)          (4,245)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             72,165           70,465
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   74,387       $   71,590
                                                                                        ==========       ==========

                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                           1996              1995             1996             1995
                                                           ----              ----             ----             ----
Revenues

   CMBS bonds                                            $  2,038          $  2,243         $  7,811         $ 6,662
   Interest                                                   129                12              200             182
                                                         --------          --------         --------         -------

     Total Revenues                                         2,167             2,255            8,011           6,844
                                                         --------          --------         --------         -------

Expenses

   Management fees                                            297               343            1,127             859
   General and administrative                                 105               212              549             878
   Elimination of DERs                                         --                --              966              --
   Interest                                                    --                14                5             239
                                                         --------          --------         --------         -------

     Total Expenses                                           402               569            2,647           1,976
                                                         --------          --------         --------        --------


Net Income                                               $  1,765          $  1,686         $  5,364        $  4,868
                                                         ========          ========         ========        ========


Net income per share                                     $    .17          $    .17         $    .52        $    .48

Weighted-average shares outstanding                        10,316            10,114           10,224          10,095

Dividends per share:
     Regular dividends                                   $    .17          $    .17         $    .51        $    .51
     Special dividends                                        .04                --              .04              --
                                                         --------          --------         --------        --------
                                                         $    .21          $    .17         $    .55        $    .51
                                                         ========          ========         ========        ========



                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             1996           1995
                                                                                             ----           ----

Cash Flows From Operating Activities

   Net income                                                                             $ 5,364         $   4,868
   Adjustments to reconcile net income to net cash flows from operating activities:
        Amortization of discount on CMBS bonds and other assets                            (1,970)             (398)
        Issuance of Common Stock for elimination of DERs                                      941                --
   Decrease in accrued interest receivable                                                     78                 4
   Increase in other assets                                                                    (9)             (132)
   (Decrease) increase in accounts payable and accrued liabilities                           (274)              213
                                                                                          -------         ---------

Net Cash Provided By Operating Activities                                                   4,130             4,555
                                                                                          -------         ---------

Cash Flows From Investing Activities

   Principal collections from CMBS bonds                                                    9,857               413
                                                                                          -------         ---------

Cash Flows From Financing Activities

   Dividends paid                                                                          (3,478)           (7,158)
   Repayments of short-term notes payable                                                    (700)           (9,895)
                                                                                         --------         ---------

Net Cash Used In Financing Activities                                                      (4,178)          (17,053)
                                                                                         --------         ---------

Cash and Cash Equivalents

   Increase (decrease)                                                                      9,809           (12,085)
   Beginning of period                                                                        598            12,367
                                                                                          -------         ---------

   End of period                                                                         $ 10,407         $     282
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

A.           Organization

             Commercial Assets, Inc. was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993. Asset Investors contributed $75,000,000 to the capital of the Company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners. The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX."

B.           Presentation of Financial Statements

             The Condensed Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of September 30, 1996 and for the three and nine months then ended and for all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

C.           Statements of Cash Flows

             For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $5,000 and $280,000 for the nine months ended September 30, 1996 and 1995, respectively.

             For the nine months ended September 30, 1996 and 1995, the Company had non-cash investing activities of: (i) $1,104,000 and $294,000, respectively, from principal collections on CMBS bonds transferred to restricted cash; and
(ii) $943,000 and $0, respectively, from the change in unrealized losses on the CMBS bonds. During the nine months ended September 30, 1996 and 1995, the Company had non-cash financing activities of: (i) $96,000 and $432,000, respectively, from distributions of Common Stock pursuant to DERs; (ii) $941,000 and $0, respectively, from the issuance of Common Stock for the elimination of the DERs; and (iii) $2,166,000 and $0, respectively, from the declaration of dividends not paid until subsequent periods.

D.           CMBS Bonds

             As of September  30, 1996 and December  31, 1995,  the  outstanding balance of the Company's CMBS bonds was $89,407,000 and $100,368,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $24,637,000 and $26,620,000, respectively. Additionally, unrealized holding losses on the CMBS bonds as of September 30, 1996 and December 31, 1995 were $3,302,000 and $4,245,000, respectively.

             In May 1996, two CMBS bonds (Aspen MHC, Series 1994-1 Classes C and D-1) with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed eight years earlier than anticipated. The bonds were acquired on March 8, 1994, for $9,088,000, or 84.3% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during the nine months ended September 30, 1996.

             At September 30, 1996, the outstanding principal balance of the mortgage loans collateralizing the CMBS bonds was $976,804,000 and the outstanding principal balance of the CMBS bonds that are senior to the Company's CMBS bonds was $882,106,000. The Company's aggregate allowance for credit losses on its CMBS bonds was $12,720,000 at both September 30, 1996 and December 31, 1995. At September 30, 1996, a mortgage loan with an outstanding balance of $788,000, which collateralizes the Company's CMBS bonds, was in foreclosure. There have been no credit losses charged to operations or write-downs charged against the allowance for credit losses.

             Pursuant to the provisions of certain of the Company's CMBS bonds, principal payments attributable to the Company's interests are required to be set aside in reserve accounts for credit support of the more senior classes of CMBS bonds. At September 30, 1996 and December 31, 1995, $1,872,000 and $768,000, respectively, were set aside in reserve accounts and are shown as restricted cash on the balance sheet.

E.           Short-Term Notes Payable

             The Company has a loan and security agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the Company can borrow amounts based upon the value of the collateral pledged. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. The loan and security agreement contains certain covenants with which the Company was in compliance at December 31, 1995 and September 30, 1996. At December 31, 1995 and September 30, 1996, no borrowings were outstanding.

             On July 19, 1996, the Company renewed a one-year, unsecured line of credit with a bank for $1,000,000. Advances under this line bear interest at prime. Two of the Company's Independent Directors are members of the Board of Directors of the bank. At September 30, 1996, no borrowings were outstanding on this line of credit. At December 31, 1995, $700,000 was outstanding on this line of credit, which was repaid in January 1996.

F.           Management Fees

             Prior to April 1, 1996, the Company was managed by an indirect, wholly owned subsidiary of MDC. Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Manager under the Management
Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was the President and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Spencer I. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine was elected as Chairman of the Board of Directors and Co-Chief Executive Officer, Thomas L. Rhodes as Vice Chairman of the Board and Co-Chief Executive Officer and Leslie B. Fox as President of the Company. No change has been made to the Management Agreement, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

             During the nine months ended September 30, 1996 and 1995, the Company's total management fees pursuant to the Management Agreement were $1,127,000 and $859,000, respectively. Management fees during the nine months ended September 30, 1996 and 1995 included: (i) Base Fees of $494,000 and $563,000, respectively; (ii) Administrative Fees of $45,000 and $49,000, respectively; and (iii) Incentive Fees of $588,000 and $247,000, respectively. No Acquisition Fees were incurred during the nine months ended September 30, 1996 or 1995.

G.           Stock Option Plan

             On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. Pursuant to the amendment, the Company incurred a $966,000 charge (a $941,000 non-cash charge from the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the three months ended June 30, 1996. Additionally, during the three months ended March 31, 1996 and the nine months ended September 30, 1995, the grant of Common Stock pursuant to DERs resulted in non-cash charges to general and administrative expense of $96,000 and $278,000, respectively, covering 16,362 and 46,230 shares, respectively, of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             Commercial Assets, Inc. was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993, the date on which Asset Investors contributed $75,000,000 to the capital of the Company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners. The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX."

             The Company's day-to-day operations are performed by the Manager, pursuant to the Management Agreement, which is subject to the annual approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by an indirect, wholly owned subsidiary of MDC. Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Manager under the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was the President and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Spencer I. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine was elected as Chairman of the Board of Directors and Co-Chief Executive Officer, Thomas L. Rhodes as Vice Chairman of the Board and Co-Chief Executive Officer and Leslie B. Fox as President of the Company. No change has been made to the Management Agreement, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

             The Manager is subject to the supervision of the Board of Directors of the Company. As part of its duties, the Manager presents the Company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, performance and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated officers of the Company.

             With the proceeds of its initial capitalization, the Company acquired, and the Manager administers on the Company's behalf, subordinate debt interests in CMBS bonds issued in securitizations of mortgage loans on multi-family properties. The Company owns nine CMBS bonds from five commercial mortgage loan securitizations acquired at a cost of $65,345,000. The CMBS bonds had an outstanding principal balance of $89,407,000 at September 30, 1996 and an estimated weighted-average yield-to-maturity before credit losses of 13.6%. Approximately 75% of the Company's CMBS bonds are unrated, and the remaining 25% are rated "BB" or "B" by national credit rating agencies. Geographic diversity of the collateral which secures a CMBS bond is an important component of the Company's acquisition criteria. The mortgages which comprise the collateral for the Company's CMBS bonds are secured by apartment communities in 36 states, including 26%, 12% and 8% in Texas, Arizona and Florida, respectively.

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

             Presented below is a schedule of the CMBS bonds owned by the Company as of September 30, 1996 and December 31, 1995 (dollar amounts in thousands).





                                                                         Weighted-                     Senior         Outstanding
                                                                         Average    Date             CMBS Bonds(4)    Balance at
                             Description               Coupon  Maturity  Life(5)  Acquired  Rating     9/30/96     9/30/96  12/31/95
                             -----------               ------  --------  -------  --------  ------     -------     -------  --------

     Kidder, Peabody Acceptance Corporation I, Series
         1993-M2, Class E(1)                           8.88%    8/2021    3.9 yrs  11/16/93    BB     $  93,035   $10,000   $ 10,000
     Lehman Capital Corporation Trust Certificate,
         Series 1994-2(2)                              6.50    10/2003    7.1       2/24/94  Unrated    126,293     2,143      2,143
     Lehman Capital Corporation Trust Certificate,
         Series 1994-3                                 6.50    10/2003    7.1       2/24/94  Unrated                4,162      4,162
     Aspen MHC, Series 1994-1, Class C(3)                                                                              --      6,261
     Aspen MHC, Series 1994-1, Class D-1(3)                                                                            --      3,596
     Fannie Mae Multi-Family REMIC Trust 1994-M2,
         Class C(6)                                    7.99     1/2001    4.1       3/30/94  Unrated    340,806    10,728     11,587
     Fannie Mae Multi-Family REMIC Trust 1994-M2,
         Class D(6)                                    8.18     1/2004    6.9       3/30/94  Unrated               38,470     38,715
     DLJ Mortgage Acceptance Corporation, Series
         1994-MF4, Class B-3                           8.50     4/2001    4.5       6/15/94     B        91,866     3,136      3,136
     DLJ Mortgage Acceptance Corporation, Series
         1994-MF4, Class C                             8.50     4/2001    4.5       6/15/94  Unrated                4,183      4,183
     Kidder, Peabody Acceptance Corporation I, Series
         1994-M1, Class C                              8.25    11/2002    4.8      11/29/94     B       230,106     8,930      8,930
     Kidder, Peabody Acceptance Corporation I, Series
         1994-M1, Class D                              8.25    11/2002    5.1      11/29/94  Unrated                7,655      7,655
                                                       ----               ---                         ---------   -------    -------
          Total outstanding balance                    8.15%              5.7 yrs                     $ 882,106    89,407    100,368
                                                       ====               ===                         =========

     Unamortized discount                                                                                         (12,283)  (14,393)
     Allowance for credit losses                                                                                  (12,720)  (12,720)
     Unamortized acquisition costs                                                                                    366       493
                                                                                                                 --------   -------
          Amortized cost                                                                                           64,770    73,748
          Net unrealized holding losses                                                                            (3,302)   (4,245)
                                                                                                                 --------   -------

          Total net book value                                                                                   $ 61,468   $69,503

                                                                                                                 ========   =======

---------------------------------------------------------------
1    The Company has a 75.2% ownership interest in this CMBS bond.
2    The Company has a 51.7% ownership interest in this CMBS bond.
3    These bonds were redeemed in May 1996.
4    The amount of CMBS bonds senior to the Company's subordinate
     CMBS bond classes.  The amount is aggregated for classes of a single issuance.
5    Remaining weighted-average life at September 30, 1996.
6    Payment of principal and interest is not guaranteed by FNMA.

                       RESULTS OF OPERATIONS FOR THE THREE

                AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REIT Income

             The Company's REIT income for the three and nine months ended September 30, 1996 was $1,986,000 ($.19 per share) and $6,591,000 ($.64 per share), respectively, compared with $1,887,000 ($.19 per share) and $5,377,000 ($.54 per share), respectively, for the same periods in 1995.

             REIT income from CMBS bonds for the three and nine months ended September 30, 1996 was $2,259,000 ($.22 per share) and $9,106,000 ($.89 per share), respectively, compared with $2,421,000 ($.24 per share) and $7,225,000 ($.72 per share), respectively, for the same periods in 1995. The increase in REIT income from CMBS bonds during the nine months ended September 30, 1996, compared to the same period in 1995, resulted from an increase in the amortization into income of the pricing discount due to: (i) the May 1996 redemption of two CMBS bonds acquired for $9,088,000 on March 8, 1994; and (ii) prepayments on one other CMBS bond during the first half of 1996. The proceeds from the redemption have been invested in short-term cash instruments until a long-term strategy is determined. The redemption of two CMBS bonds in May 1996 caused the decline in REIT income from CMBS bonds during the three months ended September 30, 1996, compared to the same period in 1995.

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

             Additionally, during the first half of 1996, the Company received principal prepayments on one of its CMBS bonds. For this particular bond, the Company previously had elected, under the Code, to limit the amount of amortization of the market discount to the lesser of principal received or computed amortization. During the nine months ended September 30, 1996, there were $755,000 of principal prepayments from a mortgage collateralizing this bond. As a result of the election, amortization during the first nine months of 1996 was $627,000 higher than the same period in 1995 due to prepayments.

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

             Through September 30, 1996, one mortgage loan with a balance of $788,000 collateralizing the Company's CMBS bonds was in foreclosure. Otherwise, there have been no delinquencies. To date, no credit losses have been realized. The Company expects that the loss from the mortgage loan in foreclosure may range from $0 to $200,000. See "FORWARD LOOKING INFORMATION" below.

             Interest income during the three and nine months ended September 30, 1996 was $129,000 ($.01 per share) and $200,000 ($.02 per share), respectively, compared with $12,000 ($.00 per share) and $182,000 ($.02 per share), respectively, for the same periods in 1995. The three and nine months ended September 30, 1996, reflect earnings on the proceeds from the redemption which have been invested in short-term cash instruments while the three and nine months ended September 30, 1995, reflect earnings on the $12,367,000 of cash on hand at December 31, 1994, the majority of which was used to pay down notes payable during the first half of 1995.

             General and administrative expenses of the Company during the three and nine months ended September 30, 1996, were $105,000 ($.01 per share) and $617,000 ($.06 per share), respectively, compared with $189,000 ($.02 per share) and $932,000 ($.09 per share), respectively, for the same periods in 1995. General and administrative expenses decreased during the three and nine months ended September 30, 1996 compared with the same periods of 1995 primarily due to discontinuing the DERs in May 1996, lower costs for shareholder relations and reduced accounting expenses.

             On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan at its annual meeting permitting the Company to issue shares of Common Stock in the second quarter of 1996 to the holders of stock options who voluntarily gave up their DERs. The amendment also eliminated provisions in the Stock Option Plan that would have permitted the issuance of DERs in connection with stock options granted in the future. The effect of the amendment will be to reduce general and administrative expenses from the accrual of DERs from options granted under the Stock Option Plan by approximately $300,000 for 1996 and approximately $400,000 per year in subsequent years. The issuance of Common Stock in exchange for the right to receive DERs resulted in a one-time charge to income of $966,000 ($941,000 non-cash charge for the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the second quarter of 1996.

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

             The Company's management fees were $297,000 ($.03 per share) and $1,127,000 ($.11 per share), respectively, for the three and nine months ended September 30, 1996, compared with $343,000 ($.03 per share) and $859,000 ($.08 per share), respectively, for the same periods in 1995. The increase in management fees during the first nine months of 1996 compared with 1995 was due to an increase of $341,000 of Incentive Fees, offset by decreases of $69,000 in Base Fees and $4,000 in Administrative Fees. The increase in Incentive Fees was due to a $1,214,000 increase in REIT income and a 33 basis point decrease in the average Ten-Year U.S. Treasury Rate between the first nine months of 1995 and the first nine months of 1996. The $966,000 charge for the elimination of DERs described above reduced the second quarter 1996 Incentive Fee by $193,000 ($.02 per share). The decrease in Base Fees was due primarily to a reduction of invested assets because of $4,245,000 of unrealized holding losses on the CMBS bonds recorded at December 31, 1995 and the early redemption of two CMBS bonds (Aspen MHC, Series 1994-1, Class C and D-1) in the second quarter of 1996. The decrease in Administrative Fees was due to the May 1, 1996, redemption of two CMBS bonds (Aspen MHC, Series 1994-1 Class C-1 and D-1).

             During the three and nine months ended September 30, 1996, interest expense on the Company's short-term notes payable was $0 and $5,000, respectively, compared with $14,000 and $239,000, respectively, for the same periods in 1995. The decrease primarily was the result of paydowns of the notes payable during the first half of 1995.

Dividend Distributions

             In September 1996, the Company declared a regular third quarter dividend of $.17 per share and a special dividend of $.04 which were paid on October 10, 1996 to shareowners of record on September 30, 1996. This was the eighth consecutive regular quarterly dividend of $.17 per share.

Book Income

             For the three and nine months ended September 30, 1996, the Company earned book income computed in accordance with GAAP of $1,765,000 ($.17 per share) and $5,364,000 ($.52 per share), respectively, compared with $1,686,000 ($.17 per share) and $4,868,000 ($.48 per share), respectively, for the same periods in 1995. The $496,000 ($.05 per share) increase in book income for the nine months was due primarily to the same factors which resulted in the changes in REIT income previously discussed.

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

             During the three and nine months ended September 30, 1996, REIT income exceeded book income by $221,000 ($.02 per share) and $1,227,000 ($.12 per share), respectively. Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur (to date, no credit losses have been realized) and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds; (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes; and (iii) the timing of the deduction of DER expense, which for book income purposes is on the record date of the dividend and for REIT income purposes may be subject to tax elections made by the recipient.

                         LIQUIDITY AND CAPITAL RESOURCES

             The Company has used its cash flows from operating activities and other capital resources: (i) to provide working capital to support the Company's operations; (ii) for making distributions to its shareowners; and (iii) for the repayment of short-term borrowings. For the nine months ended September 30, 1996 and 1995, cash flows provided by operating activities were $4,130,000 and $4,555,000, respectively. As of September 30, 1996, the Company had $10,407,000 in cash and cash equivalents.

             The Company has a loan and security agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the Company can borrow amounts based upon the value of the collateral pledged. No borrowings were outstanding on this line at September 30, 1996. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. The loan and security agreement contains certain covenants with which the Company was in compliance at September 30, 1996.

             On July 19, 1995, the Company entered into a one-year, unsecured line of credit with a bank for $1,000,000. The line of credit was renewed for an additional year on July 19, 1996. Advances bear interest at prime. Two of the Company's Independent Directors are members of the Board of Directors of the bank. At September 30, 1996, no borrowings were outstanding on this line of credit.

             Two of the Company's CMBS bonds (Aspen MHC, Series 1994-1, Classes C and D-1) with an outstanding balance of $9,664,000 were redeemed in May 1996.

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

             The Company's ability to acquire additional assets will depend on, among other things, unanticipated principal prepayments such as the $9,664,000 of CMBS bonds redeemed in May 1996, or obtaining new debt or equity capital. There is no assurance the Company will be able to identify new CMBS bond acquisition opportunities that meet the Company's acquisition criteria or that the Company will be able to raise additional funds, whether from principal prepayments, borrowings, issuances of debt securities, Common Stock or Preferred Stock or other sources. See "FORWARD LOOKING INFORMATION" below.

             As a  REIT,  the  Company  is  required,  among  other  things,  to distribute  annually  to its  shareowners  at least 95% of its REIT  income.  By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its shareowners 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level.

             Undistributed REIT income through the third quarter of 1996 (cumulative REIT income in excess of cumulative distributions to shareowners) was $1,121,000 ($.11 per share). The Company, in general, is required to distribute: (i) at least 85% of its annual REIT income by January of the following year (as long as the dividend is declared during the year); and (ii) the balance of its REIT income (at least 95%) before the Company's tax return is filed.

             Under the Code, the Company has elected an income recognition methodology for certain of its CMBS bonds that determines REIT income attributable to the amortization of market discount as the lesser of: (i) the amount of principal received from the CMBS bond; or (ii) the computed discount amortization. The effect of this election is to defer a portion of the amount of the Company's REIT income from non-cash discount amortization from the early years in the life of the applicable bonds to later years when significant repayments of principal are expected to be received. The Company was able to make this election on four CMBS bonds which had an outstanding principal balance of $55,503,000 at September 30, 1996.

             Subordinate CMBS bonds acquired by the Company are relatively non-liquid and, as a result, the Company's ability to change its portfolio quickly in response to changes in economic and other conditions may be limited. In addition, REIT rules applicable to the Company may restrict the Company's ability to sell assets within four years of their acquisition. Under the Code, a redemption or prepayment does not constitute a "sale."

             As the holder of subordinate CMBS bonds (which generally are allocated the first losses on the underlying mortgage loans), the Company has significant credit risk. These bonds are subject to a greater risk of loss of principal and non-payment of interest than the more senior bonds secured by the same assets. If a borrower defaults on a commercial mortgage loan that is pledged as collateral for a commercial mortgage loan securitization and the proceeds of the foreclosure of the property are less than the unpaid balance of the mortgage plus foreclosure costs (principal and interest advances through foreclosure sale, repair and maintenance costs during the foreclosure, brokerage fees, legal fees, taxes, insurance, etc.), the Company, as the holder in most cases of the subordinate class, will suffer a loss.

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

             In the next few months, the management and the Board of Directors of the Company will evaluate its existing structure and strategy and consider whether changes are warranted. The goal of management and the Board of Directors is to invest in assets with the greatest risk-adjusted rates of return. A change in the Company's existing portfolio may impact the future REIT income and resulting dividends of the Company. See "FORWARD LOOKING INFORMATION" below.

                         CMBS BOND YIELD CONSIDERATIONS

Defaults

             The yields on the CMBS bonds acquired by the Company are extremely sensitive to the amount and timing of defaults and the severity of losses resulting from the defaults on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans (after default, where the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus disposition costs) will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. One of the mortgages with an outstanding balance of $788,000 that collateralizes one of the Company's CMBS bonds was in foreclosure at September 30, 1996. Otherwise, there have been no delinquencies. The CMBS bonds the Company owns and may acquire in the future are speculative and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior rated bonds secured by the same assets. See "FORWARD LOOKING INFORMATION" below.

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

             The Company's CMBS bonds also will be affected by prevailing interest rate levels during the periods that the mortgage loans collateralizing the CMBS bonds mature. For example, if at the maturity date of a mortgage loan, the prevailing mortgage interest rates are much higher than the original interest rate on the mortgage loan, the operating cash flows from the commercial property may not be sufficient to meet the higher debt service costs of replacement financing, and the owner of the commercial property, unable to obtain replacement financing, may go into default on the mortgage. If the property is not sold for more than the amount of the mortgage plus foreclosure costs, the Company may incur credit losses. Similar losses may occur if refinancing of the commercial properties cannot be arranged at the maturity of the current outstanding mortgage due to higher interest costs or poor property performance.

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

             Because the rate and timing of principal payments on mortgage loans will depend on future events and on a variety of factors over which the Company has no control, no assurances can be given as to the rate or timing of principal payments, if any, on the CMBS bonds the Company owns. See "FORWARD LOOKING INFORMATION" below.

Loss Severity

             While the rate of default and the rate and timing of prepayments on the Mortgage Collateral are important in determining the anticipated yield on subordinate CMBS bonds, the anticipated severity of the loss (i.e., the total loss on any foreclosure sale as a percentage of the remaining outstanding principal balance of a mortgage loan) is significantly more important in determining the anticipated yield on a subordinate CMBS bond. The severity of the losses on defaulted Mortgage Collateral through foreclosure sales of the properties, which are the primary security for the Mortgage Collateral, is extremely important because such losses generally will be allocated first to, and will reduce the remaining principal balance of, the Company's subordinate CMBS bonds. The severity of loss takes into account the anticipated decline in market value of the commercial property, accrued and unpaid interest through the foreclosure and maintenance and disposition expenses, which include, among other things, necessary repair and maintenance costs during the foreclosure, brokerage fees, legal fees, interest charges on servicing advances, insurance and taxes. In addition, the higher the coupon rate of the mortgage loan, the higher are the costs of foreclosure which reflect accrued and unpaid interest from default through foreclosure sale.

        INFLATION, INTEREST RATES, MORTGAGE PREPAYMENTS AND OTHER FACTORS

             The Company and the Common Stock of the Company will be affected by prevailing market interest rates, including: (i) the effects of interest rates on the values of long-term, fixed-rate debt securities; (ii) the possibility that, in periods of high interest rates, the Common Stock may be less attractive than alternative investments of equal or lower risk; (iii) possible mismatches between the Company's borrowing costs and the Company's cash flow requirements which could have a negative effect on the Company's income; (iv) the negative effect of high interest rates on the properties underlying the CMBS bonds (including a negative impact on the owner's ability to refinance debt secured by such properties) which the Company has acquired and may acquire in the future; and (v) the effects of interest rates on the Company's borrowing costs. Interest rates are determined in large part by market conditions and government policies which are beyond the control of the Company and which are difficult to predict.

                           FORWARD LOOKING INFORMATION

             Certain statements in this Form 10-Q Quarterly Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; investment opportunities; interest rate changes; competition; the availability of financing with terms and prices acceptable to the Company; the Company's ability to maintain or reduce expense levels and the assumption that losses on CMBS bonds do not exceed the Company's estimates.


                                   DEFINITIONS

             The following terms used in the text are understood to have the meanings indicated below.

Acquisition Fee - a fee paid to the Manager pursuant to the Management Agreement for performing due diligence procedures in connection with the acquisition by the Company of each asset equal to 0.5% of the cost of such acquisition.

Administrative Fee - a fee of up to $10,000 per annum which is paid to the Manager pursuant to the Management Agreement for administration and other services related to each of the Company's CMBS bonds. If the Company owns more than one class of a commercial securitization the Manager is entitled to receive an additional fee of $2,500 per annum for each additional class.

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

Company - Commercial Assets, Inc., a Maryland corporation.

DERs - Dividend equivalent rights, as defined in the Company's Stock Option Plan. Prior to adoption of an amendment to the Stock Option Plan that eliminated DERs in May 1996, option holders earned shares of Common Stock equal to the value of dividends received as if the options were outstanding shares of Common Stock.

first-loss - a first-loss security is the most subordinate class of a security having multiple classes and which is the first to bear the risk of losses related to defaults on the underlying collateral.

GAAP - generally accepted accounting principles.

Incentive Fee - management fee equal to 20% of the dollar amount by which the annual net income (in general, REIT income before incentive fees) of the Company exceeds an amount equal to the average net worth of the Company multiplied by the ten-year U.S. Treasury rate plus 1% per annum, payable quarterly to the Manager pursuant to the Management Agreement.

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

MDC - M.D.C. Holdings, Inc., a Delaware corporation; as of September 30, 1996, no longer affiliated with the management of the Company or the Manager.

REIT - a real estate investment trust, as defined in the Code.

REIT income - taxable income computed as prescribed for REITs prior to the "dividends paid deduction" (including the dividends paid deduction for dividends related to capital gains).

Stock Option Plan - the Commercial Assets, Inc. 1993 Stock Option Plan.

                                     PART II
                                OTHER INFORMATION



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

Exhibit No.       Description
-----------       -----------

     4.2 Form of certificate representing common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q for the period ended September 30, 1994, of the Registrant, Commission File No. 1-22262 filed on May 16,
                  1995).

     4.3 Automatic Dividend Reinvestment Plan relating to the common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                  1993).

     10.2 Registration Rights Agreement, dated as of August 20, 1993, between the Registrant and Asset Investors (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15, 1993).

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

     10.4(a) First Amendment to Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4(a) to the Registrants Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-22262, filed on August 13, 1996).

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

     10.8(a) Amendment to the Loan and Security Agreement, dated as of November 29, 1994, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to exhibit 10.8a to the Registrants Annual Report on Form 10-K, commission File No. 1-22262, filed on March 28, 1996).

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



                                               COMMERCIAL ASSETS, INC.
                                               (Registrant)



Date:  November 12, 1996                       By  /s/Kevin J. Nystrom
                                                 ---------------------
                                                 Kevin J. Nystrom
                                                 Chief Financial Officer