Form 10-K
period 1996-12-31
COMMERCIAL ASSETS INC
filed 1997-03-31
CIK 910675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark one)

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-22262

                             COMMERCIAL ASSETS, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                             84-1240911
       (State or other jurisdiction of                (IRS Employer
        incorporation or organization)             Identification No.)

    3600 South Yosemite Street, Suite 350                 80237
               Denver, Colorado                         (Zip Code)
   (Address of Principal Executive Offices)

                                 (303) 773-1221
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Common Stock,
    par value $.01 per share          American Stock Exchange, Inc.
      (Title of each class)    (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, 10,315,809 shares of Commercial Assets, Inc. Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the Common Stock on that date as reported on the American Stock Exchange, Inc.) held by non-affiliates was approximately $49,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant's 1997 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



Part I                                                                      PAGE
ITEM 1.   BUSINESS.
          (a) General Development of Business..............................   1
          (b) Narrative Description of Business............................   2
ITEM 2.   PROPERTIES.......................................................  11
ITEM 3.   LEGAL PROCEEDINGS................................................  12
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  12

Part II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREOWNER MATTERS...............................................  12
ITEM 6.   SELECTED FINANCIAL DATA..........................................  12
ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS.............................  13
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... F-1
ITEM 9.   CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
          ACCOUNTING  AND FINANCIAL DISCLOSURE.............................  22

Part III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  22
ITEM 11.  EXECUTIVE COMPENSATION...........................................  22
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.......................................................  22
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  22

Part IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K......................................................  23

          SIGNATURES.......................................................  26


                                      (i)

                                     PART I


Item 1. BUSINESS.

         (a)      General Development of Business.

         Commercial Assets, Inc. (the "Company") was incorporated under the laws of Maryland on August 31, 1993, as a wholly-owned subsidiary of Asset Investors Corporation, a Maryland corporation, which is listed on the New York Stock Exchange, Inc. under the symbol "AIC" ("Asset Investors"). Pursuant to the agreement dated August 20, 1993, between Asset Investors and the Company (the "Contribution Agreement"), Asset Investors contributed $75,000,000 to the initial capital of the Company, including $200,000 in cash. On October 12, 1993, Asset Investors distributed approximately 70% of the outstanding common stock, par value of $.01 per share, of the Company ("Common Stock") as a taxable dividend to Asset Investors' shareowners. Prior to the distribution, the Company had not engaged in any activities other than those related to its formation. Asset Investors currently owns approximately 27% of the outstanding Common Stock. The Common Stock is listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

             The Company's acquisition and other policies are determined by its Board of Directors. The Company's By-laws, as amended, require that a specified number of the Board of Directors and each committee thereof be comprised of persons constituting Independent Directors. Pursuant to the Company's By-laws, an Independent Director is a person "who is not affiliated, directly or indirectly, with the person or entity responsible for directing or performing the day-to-day business affairs of the corporation (the "advisor"), including a person or entity to which the advisor subcontracts substantially all of such functions, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or by serving as an officer of the advisor or an affiliated business entity of the advisor."

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement, a year-to-year agreement currently in effect through December 31, 1997. The Management Agreement is subject to the approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas
L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company. No change has been made to the Management Agreement other than an extension, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated as officers of the Company.

         Since its inception, the Company has operated in a manner that permitted it to qualify for the income tax treatment afforded to a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended, (the "Code"). If it so qualifies, the Company's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. To qualify as a REIT under the Code, the Company will be required, among other things, to distribute annually to its shareowners at least 95% of its REIT income and to meet certain asset, income and stock ownership tests.

         The Company intends to conduct its operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, ("1940 Act"). See "Acquisition Restrictions" below.

         (b)      Narrative Description of Business.

General

         The Company owns, and the Manager administers on the Company's behalf, subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds").

         The Company's goals are to: (i) generate income in order to pay dividends to its shareowners by managing its ownership interests in securitized mortgage loan pools comprised of multi-family and commercial real estate loans; and (ii) preserve stockholders' equity. There can be no assurances the Company will achieve its objectives.

         Commercial mortgage loan securitizations generally are multi-class issuances of debt instruments that are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. Monthly principal and interest payments of the property owners constitute the source of principal and interest payments on the debt instruments issued in the commercial mortgage loan securitization. To date, the Company has acquired credit support classes of commercial securitizations backed by mortgage loans on multi-family housing properties.

         THE COMPANY'S CMBS BONDS, WHICH CONSTITUTE SUBSTANTIALLY ALL OF ITS ASSETS, WERE ACQUIRED IN PRIVATE PLACEMENTS AND ARE SUBJECT TO SIGNIFICANT RESTRICTIONS ON RESALE. ACCORDINGLY, THESE BONDS MAY POSE SPECIAL RISKS TO THE COMPANY AS WELL AS TO INVESTORS IN THE COMPANY.

         CMBS bonds. CMBS bonds generally are backed by mortgage loans on commercial real estate. CMBS bonds may be debt obligations or multi-class pass-through certificates issued by agencies or instrumentalities of the United States Government, private originators or investors in mortgage loans. They are evidenced by a series of bonds or certificates issued in multiple classes or "tranches." The principal and interest payments on the underlying mortgage assets are allocated among the several classes of a series of CMBS bonds.

         Each class (or tranche) of CMBS bonds has a stated maturity or final scheduled distribution date and may be issued with a specific fixed or variable coupon interest rate. Principal prepayments on the underlying mortgage assets may cause the CMBS bonds to be retired earlier (possibly substantially earlier) than their stated maturities or final scheduled distribution dates. Interest is paid or accrues on the CMBS bonds generally monthly. The principal of and interest on the mortgage assets may be allocated among the classes of a CMBS bond issuance in many ways.

         The allocation of cash flows on mortgage assets to the various classes of a CMBS bond issuance creates a higher degree of predictability of cash flows from CMBS bonds than the underlying mortgage assets. As a general matter, the more predictable the cash flow is on a particular CMBS bond class, the lower the yield will be on that class at the time of issuance relative to the yields of classes of CMBS bond with less predictable cash flows.

         As part of the process of creating more predictable cash flows on certain tranches of a CMBS bond issuance, one or more tranches generally must be created to absorb the first losses on the underlying mortgage assets. These are the credit support tranches. The yields on these tranches are generally higher than prevailing market yields on mortgage-backed bonds, instruments that directly or indirectly, evidence interests in, or are secured by and payable from, mortgage loans on real estate, with similar anticipated average lives. Because of the uncertainty of the cash flows on such tranches, the market prices of and yields on these tranches are more volatile.

         THE CMBS BONDS THAT THE COMPANY OWNS HAVE NOT BEEN ISSUED OR GUARANTEED BY AGENCIES OR INSTRUMENTALITIES OF THE UNITED STATES GOVERNMENT OR BY OTHER GOVERNMENTAL ENTITIES AND, ACCORDINGLY, ARE SUBJECT TO, AMONG OTHER THINGS, CREDIT RISKS.

         The Company's Subordinate CMBS Bond Classes. The Company has acquired subordinate tranches of commercial securitizations, including "first-loss" tranches. These first-loss tranches bear the risk of default on the underlying collateral and provide credit support for the more senior tranches. Subordinate tranches of commercial securitizations are debt securities in multiple-class CMBS bond issuances in which one or more classes are subordinate to other classes as to the payment of principal and interest thereon, with defaults on the underlying assets borne first by the holders (such as the Company) of the most subordinate class. Subordinate tranches are entitled to receive repayment of principal generally only after all required principal payments have been made on the more senior tranches and also may have subordinate rights as to receipt of interest distributions. Such subordinate tranches are subject to a greater risk of non-payment of principal and interest than are more senior tranches and presently have limited marketability.

         The Company's CMBS Bonds are Backed by Mortgages on Multi-Family Real Estate. The Company has acquired CMBS bond classes backed by mortgages on multi-family dwellings. Bonds backed by mortgages on multi-family dwellings are subject to risks generally not associated with mortgages on single-family homes or other real estate, including certain types of credit risks, vacancy rates, increases in operating expenses, regulatory requirements, natural disasters and environmental liability issues.

Yield Considerations

         Defaults. The yields on the CMBS bonds acquired by the Company will be extremely sensitive to the amount and timing of defaults and the severity of losses on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans take place after default on the loan when the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus interest advances through the foreclosure sale and foreclosure costs which include, among other things, repair and maintenance costs during the foreclosure, brokerage fees, legal fees and taxes. Such losses will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. Because of this, the CMBS bonds which the Company owns are more speculative than more senior CMBS bond classes and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior rated bonds.

         If the CMBS bonds acquired by the Company have an actual default rate and severity of loss on the mortgage collateral that are higher than those anticipated by the Company when the bonds were acquired, their yield will be lower than the Company initially anticipated and, in the event of substantial losses, the Company may not recover its acquisition cost. The timing of actual losses also will affect the Company's yield on CMBS bonds, even if the rate of default and severity of loss are consistent with the Company's projection. In general, the earlier a loss occurs, the greater the adverse effect on the Company's yield.

         The Company's yield on CMBS bonds also will be affected by interest rate levels during the periods in which the mortgage loans collateralizing the CMBS bonds mature. For example, if at the maturity date of a mortgage loan, prevailing mortgage interest rates are much higher than the original interest rate on the mortgage loan, the operating cash flows from the commercial property may not be sufficient to meet the higher debt service costs of replacement financing, and the owner of the commercial property, unable to obtain replacement financing, may default on the mortgage. If the property is not sold for more than the amount of the mortgage plus foreclosure costs, the Company may incur credit losses. Similar losses may occur if financing of the commercial properties cannot be arranged at the maturity date of the current outstanding mortgage due to poor property performance. These potential losses are referred to as "balloon losses."

         There can be no assurance as to the future rate of delinquency, severity of loss or the timing of any such losses on the mortgage loans collateralizing the CMBS bonds and, thus, no assurance as to the actual yield received by the Company. See "FORWARD LOOKING INFORMATION" below.

         Prepayments. The aggregate amount of distributions on the Company's CMBS bonds and their yields also will be affected by the amount and timing of principal prepayments on the mortgage loans. Generally, all payments of principal, including prepayments, on the mortgage loans will be paid to the holders of any more senior classes of CMBS bonds before principal payments are paid to the subordinate bond classes held by the Company. Because of this, when computing yields-to-maturity on its CMBS bonds, the Company generally does not consider prepayments from the underlying mortgage loans collateralizing its CMBS bonds. However, because the Company is acquiring the CMBS bonds at a significant discount from their outstanding principal balance, prepayments of principal on the Company's CMBS bonds may increase the Company's yield on its CMBS bonds.

         Because the rate and timing of principal payments on mortgage loans will depend on future events and on a variety of factors over which the Company has no control, no assurances can be given as to such rate or the timing of principal payments on the CMBS bonds the Company owns. See "FORWARD LOOKING INFORMATION" below.

         Loss Severity. While the rate of default and the rate and timing of prepayments on the mortgage loans are important in determining the anticipated yield on subordinate CMBS bonds, the anticipated severity of the loss on the mortgage loans (i.e., the total loss on any foreclosure sale as a percentage of the remaining outstanding principal balance of a mortgage loan) is significantly more important in determining the anticipated yield on a subordinate CMBS bond. The severity of the losses on defaulted mortgage loans through a foreclosure sale of the properties which generally are the only security for the mortgage loans is extremely important because such losses generally will be allocated to, and will reduce the remaining principal balance of, the Company's subordinate CMBS bonds. The severity of loss takes into account the property owner's equity in the mortgaged real estate, the anticipated decline in market value of the property, accrued and unpaid interest through the foreclosure process and foreclosure costs. In addition, the higher the coupon rate of the mortgage loan, the higher are the costs of interest advances from the date of default through the foreclosure sale.

         Illustration. The table below illustrates the ranges of potential pre-tax yields-to-maturity on the mortgage loans underlying the Company's CMBS bonds. The illustration was prepared assuming, among other things: (i) prepayment rates of 0% and 5%; (ii) loss severity percentages of 20%, 30% and 40%; (iii) three levels of periodic defaults; and (iv) scenarios with and without balloon defaults of 10%.


Illustration of Potential Pre-Tax Yields to Maturity of the Company's CMBS Bonds

                                                                Pre-Tax Yield-to-Maturity
                                      ------------------------------------------------------------------------------
                                                                    Assumed Periodic           Double the Assumed
                                      No Periodic Defaults          Default Rate(3)           Periodic Default Rate
                                      ---------------------      ----------------------      -----------------------
                                         No          10%            No           10%             No            10%
                   Loss Severity      Balloon      Balloon       Balloon       Balloon       Balloon        Balloon
Prepayment Rate(1) Percentage(2)      Defaults     Defaults      Defaults      Defaults      Defaults       Defaults
                    -----------       --------     --------      --------      --------      --------       --------

       0%                20%            15.6%         11.3%        13.1%          8.4%         10.7%           5.6%
       0                 30             15.6           8.5         11.9           3.9           8.3           (0.5)
       0                 40             15.6           6.1         10.7          (0.4)          6.0           (5.1)
       5                 20             15.4          11.2         13.2           8.6          11.1            6.9
       5                 30             15.4           9.1         12.1           6.1           8.8            3.0
       5                 40             15.4           7.8         11.0           3.4           6.6           (0.9)

-----------------
1    Expressed as a constant prepayment rate ("CPR") percentage.
2 The rate of losses on the outstanding principal balance of defaulted mortgage loans expressed as a percentage.
3 An assumption of default rates ranging from .29% to 1.56% per annum of the outstanding principal balance of the underlying mortgage collateral.

         The pre-tax yields set forth above were calculated by determining the bond equivalent discount rate which, when applied to the projected stream of cash flows to be paid on the Company's CMBS bonds beginning January 1, 1997, would cause the discounted present value of such stream of future cash flows to equal the amortized cost of the CMBS bonds at December 31, 1996 of $64,849,000.

         THE ASSUMED DEFAULT PERCENTAGES, LOSS SEVERITY PERCENTAGES AND PREPAYMENT RATES REFLECTED IN THE PRECEDING TABLE ARE FOR THE PURPOSES OF ILLUSTRATION ONLY. IT IS HIGHLY UNLIKELY THAT THE MORTGAGE LOANS WILL BE PREPAID, OR THAT CREDIT LOSSES WILL BE INCURRED, ACCORDING TO ANY PARTICULAR PATTERN OR AMOUNT SET FORTH ABOVE. IN ADDITION, THE VARIOUS REMAINING TERMS TO MATURITY OF THE MORTGAGE LOANS COULD PRODUCE SLOWER OR FASTER PRINCIPAL DISTRIBUTIONS THAN INDICATED IN THE PRECEDING TABLES AT THE VARIOUS PREPAYMENT RATES. FOR THIS REASON, AND BECAUSE THE TIMING OF CASH FLOWS IS CRITICAL TO

DETERMINING YIELDS, THE PRE-TAX YIELDS ABOVE WILL DIFFER FROM THE ACTUAL YIELDS ON THE COMPANY'S CMBS BONDS AND SUCH DIFFERENCES MAY BE MATERIAL, OR EVEN RESULT IN NEGATIVE YIELDS.

         Through February 28, 1997, one mortgage loan with a balance of $788,000 collateralizing the Company's CMBS bonds was foreclosed and subsequently refinanced with a new property owner. Otherwise, there have been no delinquencies. As of December 31, 1996, no credit losses have been realized. The Company expects that the loss from the foreclosed mortgage loan will be either $0 or approximately $425,000, dependent upon the recovery of indemnification claims made against the bond underwriter. If a loss occurs, it will be charged against the Company's allowance for credit losses.

Competition

         The Company competes with others, including other REITs, mutual funds, savings and loan associations, banks, pension funds, insurance companies, investment banks and others, for the securities and other assets it may determine to acquire. Many such entities have greater financial resources than the Company. Furthermore, many of these entities may be conducting business activities through corporations, master limited partnerships or other business forms which may, among other things, not be subject to the operating restrictions placed on REITs and thus may have more flexibility than the Company in conducting their business operations, including more flexibility to sell assets.

         There are other REITs, mutual funds and financial institutions with operations similar to those of the Company which may increase the demand for mortgage-related assets suitable for acquisition by the Company. Additional competition may increase the price the Company must pay for its assets.

Capital Resources

         Asset Investors contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the initial capital of the Company. The Company used this initial contribution to acquire CMBS bonds. The Company plans to use its cash flow from the CMBS bonds it has acquired and leverage to provide working capital to support its operations and for the payment of dividends to its shareowners. See "Federal Income Taxation of the Company" below. The Company may finance its operations by entering into credit agreements or long-term borrowing arrangements and by issuing additional Common Stock or Preferred Stock. In addition, the Company may issue notes or other debt instruments, including CMBS bonds. See "FORWARD LOOKING INFORMATION" below.

         Without further shareowner action, the Company is authorized to issue up to 75,000,000 shares of Common Stock, of which 10,315,809 shares were issued and outstanding as of February 28, 1997. Future offerings of Common Stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the Common Stock. The Company is unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions and other factors.

         In addition, the Board of Directors is authorized to issue 25,000,000 shares of Preferred Stock, par value $.01 per share, without further action by the Company's shareowners. Depending on the terms set by the Board of Directors, the authorization and issuance of Preferred Stock could adversely affect existing shareowners. The effects could include, among other things, dilution of ownership interests, restrictions on dividends and preferences to holders of a new class of stock in distributions, including preferences upon liquidation.

Dividend Reinvestment Plan

         The Company has an Automatic Dividend Reinvestment Plan administered by Key Corp Shareholder Services, Inc. through January 31, 1997, and by Norwest Shareowner Services beginning February 1, 1997. The plan provides the Company's shareowners a method of investing cash dividends paid by the Company in additional Common Stock purchased in the open market. The plan also permits participants to make additional purchases of Common Stock with voluntary cash payments.

Acquisition Restrictions

         The Company intends to conduct its operations so as not to become regulated as an investment company under the 1940 Act. The 1940 Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Securities and Exchange Commission (the "Commission"), in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. Therefore, the assets the Company may acquire may be limited by the provisions of the 1940 Act. The Company's policy since its inception is to acquire CMBS bonds collateralized by whole pools of mortgage loans or to obtain substantial foreclosure rights with respect to the mortgage loans underlying its CMBS bonds. As a result, the Company believes that such CMBS bonds constitute Qualifying Interests for the purpose of the 1940 Act and that the Company should not be required to register as an investment company. If the Commission or its staff were to take a different position with respect to whether the Company's CMBS bonds constitute Qualifying Interests, the Company could be required: (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the Company and the market price of its Common Stock.

         Pursuant to restrictions set forth in its By-laws, the Company may not "invest in unimproved real property (i.e., acquire an equity interest in property for purposes other than producing income, which has no development or construction in progress thereon nor is any development or construction planned to commence thereon within the year; invest in mortgage loans but not including mortgage-related securities, such as collateralized mortgage obligations, pass-through securities, stripped mortgage-backed bonds and other securities that, directly or indirectly, represent a participation in, or are secured by and payable from, mortgage loans on real property) without an appraisal of the underlying property; invest in real estate contracts of sale unless the same are in recordable form; invest in or make a mortgage loan on property in excess of 100% of its appraised value (unless other mortgage loan underwriting criteria would justify such investment); or invest in or make a mortgage loan subordinate to a mortgage or equity interest in the property held by the advisor, the sponsor, a director or an affiliate of any of the foregoing." These restrictions may not be changed without the approval of the Board of Directors, which has the power to modify or alter such policies without the consent of shareowners. Although the Company has no present intention of modifying such policies, the Board of Directors may, in the future, conclude that it would be advantageous for the Company to modify such policies if it believes that such modifications are in the best interests of the shareowners. See "FORWARD LOOKING INFORMATION" below.

         The Contribution Agreement entered into between the Company and Asset Investors provides, among other things, that the Company will not acquire interests in single-family (one- to four-unit) securitizations and that Asset Investors will not acquire interests in commercial securitizations, including commercial securitizations collateralized by multi-family residential properties.

Management Agreement

         The Management Agreement has been extended through December 31, 1997. Pursuant to the Management Agreement and subject to the supervision of the Company's Board of Directors, the Manager performs certain services and activities relating to the assets and operations of the Company including, among other things, those described below.

         The  Manager  obtains  and  manages  for  the  Company,  to the  extent available, ownership interests in issuances of commercial real estate securitizations including, among others, classes of commercial securitizations and participation in pools of, or mortgages on, commercial real estate. To a lesser extent, the Manager may acquire for the Company fee interests in, or acquire or originate mortgages on, commercial real estate which, among other things, may be used as collateral for future securitizations.

         The Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Board of Directors of the Company. The Manager also is obligated to present to the Company asset acquisition opportunities consistent with the policies and objectives of the Company and to furnish the Board of Directors of the Company with information concerning the acquisition, holding and disposition of assets.

         The Management Agreement is approved by the Independent Directors. It may be terminated by either party with or without cause at any time upon 60 days' written notice. In addition, the Company has the right to terminate the Management Agreement upon the happening of certain specified events including, among other things, a breach by the Manager of any material provision which breach remains uncured for 30 days or the bankruptcy of the Manager. The Management Agreement also may be terminated at any time by a majority vote of the Independent Directors or holders of Common Stock. The Manager would be entitled to certain termination payments in the event of an acquisition of the Company which results in the termination of the Management Agreement.

         The Manager receives various fees for advisory and other services performed in connection with the Management Agreement. The Manager provides (at its expense) all personnel and certain overhead items necessary to conduct the regular business of the Company.

         Pursuant to the Management Agreement, the Manager receives a Base Fee, an Incentive Fee, an Acquisition Fee and an Administrative Fee. The Base Fee is payable quarterly in an amount equal to 1% per annum of the "average invested assets" of the Company. The Incentive Fee is based on the Company's profitability and is intended to align compensation paid to the Manager with the interests of the Company's shareowners. The Manager is entitled to the Incentive Fee only after the Company's shareowners first have received a threshold return on the Company's "average net worth" equal to the "Ten-Year United States Treasury rate" plus 1%. Twenty percent of the Company's REIT income in excess of this threshold return is paid to the Manager as the Incentive Fee. The Manager receives an Acquisition Fee of 1/2 of 1% of the initial cost of each asset which the Manager assists the Company in acquiring. The Acquisition Fee compensates the Manager for performing due diligence procedures on portfolio assets acquired by the Company. The Manager also performs certain bond administration and other related services for the Company pursuant to the Management Agreement and receives an Administrative Fee for such services of up to $10,000 per annum for each of the Company's CMBS bonds. If the Company owns more than one class of a commercial securitization, the Manager is entitled to receive an additional fee of up to $2,500 per annum for each additional class.

         The Company has agreed to indemnify the Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the Manager made in good faith and in accordance with the standards set forth in the Management Agreement.

Federal Income Taxation of the Company

         General. The Company has operated and, in the future, intends to operate in a manner that permits it to qualify for the income tax treatment afforded to a REIT under the Code. To so qualify, among other things, the Company must distribute annually (as determined under the Code), to its shareowners, at least 95% of its REIT income. As a result, the Company expects that, with limited exceptions, its REIT income distributed to shareowners will not be subject to federal income tax at the corporate level. The Company will be liable for corporate income tax to the extent of its REIT income which is not distributed. If the Company fails to qualify as a REIT, it would be subject to federal and state income tax on its REIT income at regular corporate rates without any deduction for dividend distributions to shareowners.

         In order  to  qualify  as a REIT,  the  Company  must  satisfy  various
requirements   with   respect   to:  (i)  the  nature  of  its  assets   ("Asset
Requirements") and income ("Income Requirements"); (ii) the amount of distributions to shareowners ("Distribution Requirements"); and (iii) certain organizational matters ("Organizational Requirements").

         Asset Requirements. At least 75% of the assets of the Company must consist of specified real estate assets, cash or government securities. For purposes of this requirement, interests in a pass-through tax entity known as a "real estate mortgage investment conduit" ("REMIC") created by the Tax Reform Act of 1986 to facilitate the structuring of mortgage asset transactions, are treated as real estate assets. Also, the Company cannot own equity securities of any one issuer which represent: (i) more than 5% of the total value of the Company's assets; or (ii) more than 10% of the outstanding voting securities of any one issuer (in each case other than another REIT). Under certain circumstances, if the Company fails to satisfy the Asset Requirement at the end of any quarter of its taxable year such failure can be cured within 30 days after the close of that quarter.

         Income Requirements. The Income Requirements provide that at least 75% of the Company's gross income must be derived from specified real estate sources, including rents from real property and interest on mortgage obligations. For purposes of this requirement, any amount included in income with respect to an interest in a REMIC is treated as interest on a mortgage obligation. Additionally, at least 95% of the Company's gross income must consist of income derived from items that qualify for the 75% income test, plus other specified types of passive income, such as interest, dividends and gains from the sale or other disposition of stock and securities.

         If the Company fails to satisfy the foregoing 75% and 95% tests of the Income Requirements but: (i) the Company otherwise satisfies the requirements for qualification as a REIT; (ii) such failure is held to be due to a reasonable cause and not willful neglect; and (iii) certain other requirements are met, then the Company will continue to qualify as a REIT but will be subject to a 100% tax on certain non-qualifying income.

         The Income Requirements also require that less than 30% of the Company's gross income be derived from the sale or other disposition of: (i) stock or securities held for less than one year; (ii) property in a transaction which is a "Prohibited Transaction;" and (iii) most real property held for less than four years. In addition, the Code also generally imposes a 100% tax on net gain derived from Prohibited Transactions. No provision for maintaining REIT status applies in the case of any failure to satisfy the 30% test.

         Distribution Requirements. In general, the Company is required to distribute annually at least 95% of its REIT income plus 95% of certain other income. At least 85% of the annual REIT income must be distributed by January of the following year (as long as the dividend is declared during the year) and the remainder of the annual REIT income distribution requirement must be distributed to shareowners before the Company's tax return is filed. Dividend distributions may be made in cash, securities or property. Shareowners will be subject to tax, in the year of declaration, on dividends declared by the Company during October, November and December of a taxable year and paid before January 31 of the subsequent taxable year. Due to the nature of the Company's income from its assets and its deductions in respect of its obligations, the Company will generate REIT income in excess of its cash flow.

         BECAUSE OF THE ABOVE DISTRIBUTION REQUIREMENTS AND CERTAIN TAX RULES, THE COMPANY MAY BE REQUIRED, AMONG OTHER THINGS, TO: (i) DISTRIBUTE TO ITS SHAREOWNERS A PORTION OF ITS WORKING CAPITAL OR SECURITIES; OR (ii) BORROW FUNDS OR SELL ASSETS TO MAKE REQUIRED DISTRIBUTIONS IN YEARS IN WHICH ITS REIT INCOME EXCEEDS ITS CASH FLOW. BECAUSE OF THE DISTRIBUTION REQUIREMENTS RELATING TO REIT INCOME, THESE DISTRIBUTIONS COULD REDUCE AMOUNTS AVAILABLE FOR FUTURE ACQUISITIONS AND COULD REDUCE THE COMPANY'S INCOME IN THE FUTURE. IN THE EVENT THAT THE COMPANY IS UNABLE TO DISTRIBUTE 95% OF ITS REIT INCOME ON AN ANNUAL BASIS TO ITS SHAREOWNERS, IT WILL LOSE ITS STATUS AS A REIT.

         Organizational Requirements. The Common Stock of the Company must be held by a minimum of 100 persons for at least 335 days in each calendar year. No more than 50% in value of the Common Stock can be owned, actually or constructively, by five or fewer individuals at any time during the second half of each taxable year. For this purpose an "individual" includes certain tax-exempt entities, but excludes pension funds. To evidence compliance with these requirements, the Company is required to maintain records and the Company must demand written statements each year from the recordholders of designated percentages of its Common Stock which would, among other things, disclose the actual owners of such Common Stock.

         Failure to Qualify as a REIT. The Company will be subject to tax (including any applicable alternative minimum tax) on its REIT income at regular corporate rates without any deduction for distributions to shareowners if it fails to qualify as a REIT in any taxable year. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from treatment as a REIT for the following four taxable years. The failure to qualify as a REIT for even one year could result in the Company incurring substantial indebtedness in order to pay any resulting taxes, thus reducing the amount of cash available for distribution to shareowners. Even if the Company is not disqualified as a REIT as a result of a failure to satisfy any of the tests described above, it may be subject to certain excise taxes.

         THE PROVISIONS OF THE CODE ARE HIGHLY TECHNICAL. THIS SUMMARY IS NOT INTENDED TO BE A DETAILED DISCUSSION OF ALL APPLICABLE PROVISIONS OF THE CODE, RELATED RULES OR ADMINISTRATIVE AND JUDICIAL INTERPRETATIONS OF THE CODE. THIS SUMMARY DOES NOT DISCUSS THE TREATMENT BY THE COMPANY'S SHAREOWNERS OF AMOUNTS DISTRIBUTED TO THEM BY THE COMPANY. THIS SUMMARY IS NOT INTENDED TO BE A SUBSTITUTE FOR PRUDENT TAX PLANNING, AND EACH SHAREOWNER OF THE COMPANY IS URGED TO CONSULT SUCH SHAREOWNER'S OWN TAX ADVISER WITH RESPECT TO THESE AND OTHER

FEDERAL, STATE AND LOCAL TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF SHARES AND ANY POTENTIAL CHANGES IN APPLICABLE LAW.

Restrictions on and Redemptions of Common Stock

         The Company must meet certain ownership tests with respect to the Common Stock to qualify as a REIT. In addition, the corporate charter of the Company, as amended, (the "Charter") provides that Common Stock may not be owned by a person if the ownership of Common Stock by such person would result in the imposition of a tax on the Company or on any other holder (nominee or otherwise) of Common Stock. Provisions of the Code would impose such a tax if Common Stock were owned, directly or indirectly, by the United States Government, any state or political subdivision thereof, any foreign government, any international organization, any agency or instrumentality of any of the foregoing, a rural electric or telephone cooperative described in Section 1381(a)(2)(C) of the Code, or any organization exempt from tax under the Code that is not subject to tax on its unrelated business taxable income.

         The Charter empowers the Board of Directors, at its option, to redeem Common Stock or to restrict transfers of Common Stock to bring or maintain ownership of the Common Stock in conformity with the above-noted requirements. The redemption price to be paid is the fair market value as reflected in the latest quotations on any exchange on which the Common Stock is listed or, if the Common Stock is not listed on any exchange, on the over-the-counter market or, if no quotations are available, the net asset value of the Common Stock as determined by the Board of Directors. The Charter also provides that any acquisition of Common Stock that would result in the disqualification of the Company as a REIT shall be void to the fullest extent permitted under applicable law and the intended transferee of such shares shall be deemed never to have had an interest therein. Furthermore, if such provision is determined to be void or invalid, then the transferee of such Common Stock shall be deemed, at the option of the Company, to have acted as agent on behalf of the Company in acquiring such Common Stock and to hold such Common Stock on behalf of the Company.

         The Charter provides that no person or group may beneficially own more than 9.8% of the outstanding Common Stock, unless the Board of Directors exempts such ownership from such limit after finding that the Company's qualification as a REIT would not be jeopardized by such ownership.

         Each shareowner is required, upon demand, to disclose to the Board of Directors in writing such information with respect to direct and indirect ownership of Common Stock as the Board of Directors deems prudent in protecting the REIT status of the Company.

Employees

         Pursuant to the Management Agreement, the Manager provides all personnel necessary to conduct the regular business of the Company. Consequently, the Company has no employees. Certain employees of the Manager have been elected as officers of the Company.

Item 2. PROPERTIES.

         The Company does not own or lease any real estate or physical property.

Item 3. LEGAL PROCEEDINGS.

         At February 28, 1997, there were no legal proceedings, pending or threatened, to which the Company was a party or to which any of its property was subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the Company's shareowners during the fourth quarter of 1996.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS.

         The Common Stock of the Company is listed on the AMEX under the symbol "CAX." The high and low closing sales prices of the Common Stock as reported in published financial sources and certain dividend information for the periods indicated were as follows:

                                                                 Regular          Special
                                                                Dividends        Dividends
1996                            High              Low           Declared         Declared
                                ----              ---           --------         --------

   First Quarter                $6-1/8            $5-3/4          $.17             $ --
   Second Quarter                6-1/4             5-3/4           .17               --
   Third Quarter                 6-1/2             5-7/8           .17              .04
   Fourth Quarter                6-3/4             6-3/16          .17               --

1995

   First Quarter                $6-3/8            $5-1/2          $.17              $--
   Second Quarter                6-1/2             5-3/4           .17               --
   Third Quarter                 6-5/16            5-3/4           .17               --
   Fourth Quarter                6                 5-5/8           .17               --


         In general, the Company currently intends to pay quarterly cash dividends on the Common Stock which in the aggregate (as determined under the Code), will equal 100% of its REIT income. See "FORWARD LOOKING INFORMATION" below.

         As of February 28, 1997, 10,315,809 shares of Common Stock were issued and outstanding and were held by 1,823 shareowners of record. The Company estimates there were approximately 8,500 additional beneficial owners on that date whose shares were held by banks, brokers or other nominees.

Item 6. SELECTED FINANCIAL DATA.

         The Company's selected financial data, set forth below, has been derived from and should be read in conjunction with the Company's audited Financial Statements and the notes thereto. The data as of December 31, 1996 and

1995 and for each of the three years ended December 31, 1996, is included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)

Statement of Operations Data:

                                                                                                    Period from
                                                                                                    October 12,
                                                            Year Ended December 31,                  1993(1) to
                                               -----------------------------------------------      December 31,
                                                  1996               1995              1994             1993
                                               ---------           ---------         ---------        --------

Revenues                                       $  10,157           $   9,169         $   7,064        $    994
Net income                                         6,959               6,376             4,927             679
Net income per share                                 .68                 .63               .49             .07
Regular dividends per share                          .68                 .68               .50             .07
Special dividends per share                          .04                  --               .03              --
Weighted-average shares outstanding               10,247              10,104            10,047          10,039

---------------------
1   Date operations commenced.



Balance Sheet Data:                                                       December 31,
                                               ---------------------------------------------------------------
                                                 1996                 1995             1994             1993
                                               ---------            --------        ---------         --------

CMBS bonds                                     $  61,460            $ 69,503        $  74,046         $  8,723
Total assets                                      72,406              71,590           87,604           75,216
Total stockholders' equity                        71,919              70,465           74,672           74,976
Book value per share                                6.97                6.95             7.43             7.47


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The Company was incorporated under Maryland law on August 31, 1993, as a wholly-owned subsidiary of Asset Investors. Asset Investors contributed $75,000,000 pursuant to the Contribution Agreement (including $200,000 cash) to the initial capital of the Company. On October 12, 1993, Asset Investors distributed approximately 70% of the outstanding Common Stock to Asset Investors' shareowners as taxable dividends. Prior to the distribution, the Company had not engaged in any activities other than those related to its formation. Asset Investors currently owns approximately 27% of the outstanding Common Stock.

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement, a year-to-year agreement currently in effect through December 31, 1997. The Management Agreement is subject to the approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of

MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas
L. Rhodes. MDC received sales proceeds of $11,450,000, including $6,000,000 of cash and $5,450,000 of subordinated convertible notes. The notes are payable at specified dates during the next ten years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in Financial Asset Management LLC.

         In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company. No change has been made to the Management Agreement other than an extension, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated as officers of the Company.

         The Company owns, and the Manager administers on the Company's behalf, subordinate ownership interests in CMBS bonds issued in commercial mortgage loan securitizations acquired with the proceeds from its initial capitalization. Commercial mortgage loan securitizations generally are multi-class issuances of debt securities which are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate.

Results of Operations for the Years Ended December 31, 1996, 1995 and 1994

REIT Income

         REIT income is taxable income computed as prescribed for REITs prior to the dividends paid deduction (including the dividends paid deduction for dividends related to capital gains). The Company's REIT income for the years ended December 31, 1996, 1995 and 1994 was $8,491,000 ($.83 per share),
$7,039,000 ($.70 per share) and $5,274,000 ($.52 per share), respectively.

         REIT income from CMBS bonds during 1996, 1995 and 1994 was $11,438,000 ($1.12 per share), $9,657,000 ($.96 per share) and $6,208,000 ($.62 per share), respectively. The increase in earnings from CMBS bonds from 1995 to 1996 was the result of a $2,441,000 increase in amortization primarily due to: (i) the May 1996 redemption of two CMBS bonds (Aspen MHC, Series 1994-1, Class C and Class D-1); and (ii) prepayments on two other CMBS bonds during 1996. The proceeds from the redemption have been invested in short-term cash instruments resulting in lower bond interest income subsequent to the redemption. The increase in earnings from CMBS bonds from 1994 to 1995 was the result of the acquisition of ten subordinate CMBS bonds for $65,724,000 ($91,971,000 par value) during 1994 with coupon interest rates ranging from 6.5% to 9.0% and a weighted-average yield before credit losses for REIT purposes of 13.6%.

         The yield exceeds the coupon interest rate because the subordinate CMBS bonds were sold to the Company with original issue discount or market discount (i.e., the acquisition price of the CMBS bond was lower than its par value). Accordingly, the Company amortizes a portion of the discount (the excess of the outstanding par amount over the net cost), as interest income, on a constant effective yield under the interest method over the life of the CMBS bond. Amortization of the discount into REIT income from certain of the Company's CMBS bonds is limited to principal received.

         As of February 28, 1997, one mortgage loan with an outstanding balance of $788,000, which collateralizes two of the Company's CMBS bonds, has been in foreclosure. Otherwise, there have been no delinquencies. As of December 31, 1996, there have been no credit losses charged to operations or write-downs charged against the allowance for credit losses. The Company estimates that the loss from the mortgage loan in foreclosure may range from $0 to $425,000, dependent upon the recovery of indemnification claims made against the bond underwriter. For REIT purposes, credit losses are reflected in income only when they are realized. In future periods, the Company likely will be allocated credit losses on its CMBS bonds, and as a result, REIT income may be adversely impacted. See "FORWARD LOOKING INFORMATION" below.

         Interest income in 1996, 1995 and 1994 was $319,000 ($.03 per share), $189,000 ($.02 per share) and $1,126,000 ($.11 per share), respectively. The increase in interest income in 1996 as compared to 1995 is due to investing the proceeds from the May 1996 redemption of two CMBS bonds into highly liquid, short-term investments. In 1994, prior to the acquisition of the Company's CMBS bonds, the unused proceeds of the initial capitalization were invested in highly liquid short-term investments. As the Company acquired CMBS bonds using liquid short-term investments, interest income decreased. The average interest rate earned on these funds was 5.14%, 5.08% and 4.28% in 1996, 1995 and 1994, respectively.

         General and administrative expenses of the Company were $873,000 ($.09 per share), $1,407,000 ($.14 per share) and $1,143,000 ($.11 per share), respectively, for the years ended December 31, 1996, 1995 and 1994. General and administrative expenses decreased in 1996 compared to prior years primarily due to, among other things, elimination of the expense from the accrual of dividend equivalent rights ("DERs") in May 1996 and lower costs for shareholder relations. General and administrative expenses in 1995 included a one-time expense of $313,000 ($.03 per share) incurred to have a third party assess the fair value of the Company's net assets.

         On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan at its annual meeting permitting the Company to issue shares of Common Stock in the second quarter of 1996 to the holders of stock options who voluntarily gave up their DERs, as defined in the Company's Stock Option Plan which was established in 1993. The amendment also eliminated provisions in the Stock Option Plan that would have permitted the issuance of DERs in connection with stock options granted in the future. The issuance of Common Stock in exchange for the right to receive DERs resulted in a one-time charge to income of $966,000 ($941,000 non-cash charge for the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the second quarter of 1996.

         Management fees of the Company were $1,425,000 ($.14 per share), $1,151,000 ($.11 per share), and $598,000 ($.06 per share), respectively, for the years ended December 31, 1996, 1995 and 1994. The increase in management fees during 1996 compared with 1995 was due to an increase of $378,000 in Incentive Fees, offset by decreases of $97,000 in Base Fees and $7,000 in Administrative Fees. The increase in Incentive Fees was due to a $1,830,000 increase in REIT income before incentive fees and a 14 basis point decrease in the average Ten-Year U.S. Treasury Rate between 1995 and 1996. The decrease in Base Fees was due primarily to a reduction of invested assets because of a $4,245,000 unrealized holding loss on the CMBS bonds recorded at December 31, 1995, and because of the early redemption of the two CMBS bonds in the second quarter of 1996. The decrease in Administrative Fees was also due to the May 1, 1996, redemption of the two CMBS bonds. The increase in management fees during

1995 compared with 1994 was due to: (i) $335,000 of Incentive Fees incurred during 1995, while no Incentive Fees were incurred in 1994; and (ii) higher Base and Administrative Fees from acquisitions of CMBS bonds throughout 1994.

         During the years ended December 31, 1996, 1995 and 1994, interest expense, including non-usage fees on the Company's secured loan agreement, was $2,000 ($.00 per share), $249,000 ($.02 per share) and $319,000 ($.03 per share), respectively. Due to the cash available from the early redemptions, there were only limited borrowings in 1996. The decrease in interest expense in 1995 compared with 1994 was due to a decrease in the weighted average outstanding balance of debt of $3,939,000 in 1995 compared with $6,795,000 in 1994, partially offset by the increase in the effective interest rate of the Company's secured loans during 1995 of 9.18% compared with 6.40% in 1994.

Dividend Distributions

         During 1996, 1995 and 1994, the Company declared regular dividends of $.68 per share, $.68 per share and $.50 per share, respectively. Additionally, in 1996 and 1994 special dividends of $.04 per share and $.03 per share, respectively, were distributed.

Book Income

         For the years ended December 31, 1996, 1995 and 1994, the Company earned book income computed in accordance with generally accepted accounting principles, ("GAAP") of $6,959,000 ($.68 per share), $6,376,000 ($.63 per share)
and $4,927,000 ($.49 per share), respectively, essentially from the same sources as its REIT income.

Reconciliation of REIT Income and Book Income

         The Company computes its income in accordance with the Code (REIT income) and in accordance with GAAP (book income). As a REIT, the Company's REIT income is the basis upon which the Code requires the Company to make distributions to its shareowners. However, because the Company's Common Stock is registered with the Commission, the Company is required to report its financial position and income in accordance with GAAP. The differences between REIT income and book income are discussed below.

         During the years ended December 31, 1996, 1995 and 1994, REIT income exceeded book income by $1,532,000 ($.15 per share), $663,000 ($.07 per share) and $347,000 ($.03 per share), respectively. Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur (as of December 31, 1996, no credit losses had been realized) and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds; (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes; and (iii) differences in the timing of recognition of the expense from DERs.

Fair Value of Financial Instruments

         The fair value of the Company's financial instruments generally approximates their carrying basis, or amortized cost, except for the CMBS bonds. Due to the complex nature of subordinate CMBS bonds, each instrument has a discrete and unique risk/return profile. Not only do CMBS bonds vary significantly from issuance to issuance, but the characteristics of the individual mortgage loans underlying the securities of one issuance are distinct from the mortgage loans underlying certificates of another issuance. As a result, there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. The estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required to interpret the market information and develop the estimates of fair value.

         THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS, VALUATION METHODOLOGIES OR BOTH MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1996. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM AMOUNTS PRESENTED HEREIN.

         The fair value of the Company's CMBS bonds will fluctuate over time due to, among other things, changes in prevailing interest rates, changes in collateral performance, liquidity in the CMBS bond market, paydowns on the mortgage loans collateralizing the CMBS bonds and changes in real estate values of the related commercial properties. The estimate of fair value was determined by discounting the future cash flows before estimates of credit losses of the CMBS bonds at interest rates equal to a spread over U.S. Treasury rates with comparable terms to maturity. The discount rates range from 10% to 27%. The interest rate spread over the U.S. Treasury rate was based upon current market information of CMBS bonds with similar characteristics. See "FORWARD LOOKING INFORMATION" below.

         At December 31, 1996, the estimated fair value of the Company's CMBS bonds was $61,460,000, or $3,389,000 less than their amortized cost of $64,849,000, compared to the estimated fair value at December 31, 1995 of $69,503,000, or $4,245,000 less than their amortized cost of $73,748,000. The decrease in unrealized holding losses on the Company's two largest bonds is partially offset by increased unrealized holding losses on the remaining bonds.

         The improvement in fair value of the Company's two largest CMBS bonds is attributed to prepayments on the underlying collateral which shortened the term to maturity. The decline in value of the remaining CMBS bonds is primarily attributed to the 76 basis point (0.76%) increase in interest rates offset by the impact of lower spreads to treasuries from December 31, 1995 to December 31, 1996.

Liquidity and Capital Resources

         The Company uses its cash flows from operating activities and other capital resources to provide working capital to support its operations, for making distributions to its shareowners, for the acquisition of portfolio assets and for the repayment of short-term borrowings. The Company did not acquire any CMBS bonds in 1995 or 1996, and does not plan to use leverage to acquire bonds in the future without having a source of long-term financing in place. For the years ended December 31, 1996, 1995 and 1994, cash flow provided by operating activities was $5,920,000, $6,151,000 and $4,432,000, respectively. As of
December 31, 1996, the Company had $8,277,000 in cash and cash equivalents which the Company currently intends to use to pay its expenses, make dividend distributions to shareowners and acquire portfolio assets. See "FORWARD LOOKING INFORMATION" below.

         The Company was capitalized with $75,000,000 pursuant to the Contribution Agreement (including $200,000 cash) from Asset Investors. During 1993, the Company acquired one CMBS bond at a cost of $8,709,000. During the year ended December 31, 1994, the Company acquired ten additional CMBS bonds at a cost of $65,724,000.

         Two of the Company's CMBS bonds (Aspen MHC, Series 1994-1, Classes C and D-1) with a total outstanding balance of $9,664,000 were redeemed in May 1996. The redemption of these CMBS bonds occurred eight years earlier than anticipated. The proceeds from the bond redemption have been invested in short-term cash instruments until a long-term strategy is determined.

         The Company renewed its Loan and Security Agreement collateralized by four CMBS bonds through November 29, 1997. No borrowings were outstanding on this line at December 31, 1996 or 1995. Advances bear interest based upon a spread over the London Interbank Offered Rate on Eurodollar deposits ("LIBOR"). The Loan and Security Agreement contains certain covenants with which the Company was in compliance at December 31, 1996. The amount the Company will be able to borrow under its secured credit facility is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

         On July 19, 1996, the Company renewed a one-year, unsecured line of credit with a bank for $1,000,000. Advances bear interest at prime. At December 31, 1996, no advances were outstanding on this line of credit.

         The indentures of the commercial securitizations in which the Company has acquired CMBS bonds generally provide for substantial penalties if the mortgage loans underlying the commercial securitization are prepaid, and the prepayments generally are allocated to the senior bond classes before the subordinate bond classes which the Company generally owns. Significant principal distributions to subordinate CMBS bonds generally are not anticipated before the scheduled principal distributions.

         The Company's ability to acquire additional assets will depend on, among other things, unanticipated principal prepayments such as the $9,664,000 of CMBS bonds redeemed in May 1996, obtaining new debt or equity capital, or liquidating the existing portfolio of CMBS bonds. There is no assurance the Company will be able to identify new asset acquisition opportunities that meet the Company's acquisition criteria or that the Company will be able to raise additional funds, whether from principal prepayments, borrowings, issuances of debt or equity securities, liquidation of the current portfolio or other sources. See "FORWARD LOOKING INFORMATION" below.

         As a REIT, the Company is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income. By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its shareowners 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level.

         The Company anticipates its REIT income from CMBS bonds will exceed the related cash flow due to the inherent structure and pricing of the subordinate CMBS bonds. The subordinate classes of CMBS bonds purchased by the Company were issued at a significant discount to their par value. In accordance with the Code, this discount generally is amortized into income over the life of the CMBS bond (a non-cash source of REIT income).

         Under the Code, the Company has elected an income recognition methodology for certain of its CMBS bonds that computes income attributable to the amortization of market discount as the lesser of: (i) the amount of principal received from the CMBS bond during the year; or (ii) the computed discount amortization. The effect of this election is to defer a portion of the amount of the Company's REIT income from non-cash discount amortization from the early years in the life of the applicable bonds to later years when significant repayments of principal are expected to be received. The Company was able to make this election on four CMBS bonds which had an outstanding principal balance of $55,394,000 at December 31, 1996.

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

         As the holder of subordinate CMBS bonds (which generally are allocated all losses on the underlying mortgage loans until the principal balance of the bond is exhausted), the Company has significant credit risk. These bonds are subject to a greater risk of loss of principal and non-payment of interest than the more senior bonds secured by the same assets. If a borrower defaults on a commercial mortgage loan that is pledged as collateral for a commercial mortgage loan securitization, and the proceeds of the foreclosure of the property are less than the unpaid balance of the mortgage plus foreclosure costs (principal and interest advances through foreclosure sale, repair and maintenance costs during the foreclosure, brokerage fees, legal fees, taxes, insurance, etc.), the Company, as the holder in most cases of the subordinate class, will suffer a loss.

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

         The management and the Board of Directors of the Company are continuing to evaluate its existing structure and strategy and consider whether changes are warranted. The goal of management and the Board of Directors is to invest in assets with the greatest risk-adjusted rates of return. A change in the Company's existing portfolio may impact the future REIT income and resulting dividends of the Company. See "FORWARD LOOKING INFORMATION" below.


                         CMBS BOND YIELD CONSIDERATIONS

Defaults

         The yields on the CMBS bonds acquired by the Company are extremely sensitive to the amount and timing of defaults and the severity of losses on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans take place after default on the loan, when the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus interest advances and foreclosure costs. Such losses will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. As of February 28, 1997, one of the mortgages with an outstanding balance of $788,000 that collateralizes two of the Company's CMBS bonds was foreclosed and subsequently refinanced with a new property owner. Otherwise, there have been no delinquencies. The CMBS bonds the Company owns are more speculative than the senior CMBS bond classes and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest.

         If the CMBS bonds acquired by the Company have an actual default rate and severity of loss on the mortgage collateral that are higher than those anticipated by the Company when the bonds were acquired, their yield will be lower than the Company initially anticipated and, in the event of substantial losses, the Company may not recover its acquisition cost. The timing of actual losses also will affect the Company's yield on CMBS bonds, even if the rate of default and severity of loss are consistent with the Company's projection. In general, the earlier a loss occurs, the greater the adverse effect on the Company's yield.

         The Company's yield on CMBS bonds also will be affected by interest rate levels during the periods in which the mortgage loans collateralizing the CMBS bonds mature. For example, if at the maturity date of a mortgage loan, prevailing mortgage interest rates are much higher than the original interest rate on the mortgage loan, the operating cash flows from the commercial property may not be sufficient to meet the higher debt service costs of replacement financing, and the owner of the commercial property, unable to obtain replacement financing, may default on the mortgage. If the property is not sold for more than the amount of the mortgage plus foreclosure costs, the Company may incur credit losses. Similar losses may occur if financing of the commercial properties cannot be arranged at the maturity date of the current outstanding mortgage due to poor property performance. These potential losses are referred to as "balloon losses."

         There can be no assurance as to the future rate of delinquency, severity of loss or the timing of any such losses on the mortgage loans collateralizing the CMBS bonds and, thus, no assurance as to the actual yield received by the Company. See "FORWARD LOOKING INFORMATION" below.

Prepayments

         The aggregate amount of distributions on the Company's CMBS bonds and their yields also will be affected by the amount and timing of principal prepayments on the mortgage loans. Generally, all payments of principal, including prepayments, on the mortgage loans will be paid to the holders of any more senior classes of CMBS bonds before principal payments are paid to the subordinate bond classes held by the Company. Because of this, when computing yields-to-maturity on its CMBS bonds, the Company generally does not consider prepayments from the underlying mortgage loans collateralizing its CMBS bonds. However, because the Company is acquiring the CMBS bonds at a significant discount from their outstanding principal balance, prepayments of principal on the CMBS bonds the Company owns, may increase the Company's yield on its CMBS bonds.

         Because the rate and timing of principal payments on mortgage loans will depend on future events and on a variety of factors over which the Company has no control, no assurances can be given as to the rate or timing of principal payments, if any, on the CMBS bonds the Company owns. See "FORWARD LOOKING INFORMATION" below.

Loss Severity

         While the rate and timing of defaults and prepayments on the mortgage collateral are important in determining the anticipated yield on subordinate CMBS bonds, the anticipated severity of the loss on the mortgage loans (i.e., the total loss on any foreclosure sale as a percentage of the remaining outstanding principal balance of a mortgage loan) is significantly more important in determining the anticipated yield on a subordinate CMBS bond. Losses on defaulted mortgage collateral are realized after the foreclosure sale of the property which generally is the only security for the mortgage loan. The severity of these losses is extremely important because such losses generally will be allocated to, and will reduce the remaining principal balance of, the Company's subordinate CMBS bonds. The severity of loss takes into account the property owner's equity in the mortgaged real estate, the anticipated decline in market value of the property, accrued and unpaid interest through the foreclosure process and foreclosure costs. The higher the coupon rate of the mortgage loan, the higher are the costs of interest advances from the date of default through foreclosure sale.

        INFLATION, INTEREST RATES, MORTGAGE PREPAYMENTS AND OTHER FACTORS

         The Company and the Common Stock will be affected by prevailing market interest rates, including: (i) the effects of interest rates on the values of long-term, fixed-rate debt securities; (ii) the possibility that, in periods of high interest rates, the Common Stock may be less attractive than alternative investments of equal or lower risk; (iii) possible mismatches between the Company's borrowing costs and the Company's cash flow requirements which could have a negative effect on the Company's income; (iv) the negative effect of high interest rates on the properties underlying the Company's CMBS bonds (including a negative impact on the owner's ability to refinance debt secured by such properties); and (v) the effects of interest rates on the Company's borrowing costs. Interest rates are determined in large part by market conditions and government policies which are beyond the control of the Company and which are difficult to predict.

                           FORWARD LOOKING INFORMATION

         Certain statements in this Form 10-K Annual Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; investment opportunities; interest rate changes; competition; the availability of financing with terms and prices acceptable to the Company; the Company's ability to maintain or reduce expense levels and the assumption that losses on CMBS bonds do not exceed the Company's estimates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                             COMMERCIAL ASSETS, INC.

                          Index to Financial Statements


                                                                            PAGE

Report of Independent Auditors...........................................   F-2

Balance Sheets as of December 31, 1996 and 1995..........................   F-3

Statements of Income for the years ended December 31,
     1996, 1995 and 1994..................................................  F-4

Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994....................................   F-5

Statements of Cash Flows for the years ended December 31,
     1996, 1995 and 1994.................................................   F-6

Notes to Financial Statements............................................   F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareowners
Commercial Assets, Inc.
Denver, Colorado


         We have audited the accompanying balance sheets of Commercial Assets, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Assets, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Phoenix, Arizona
February 10, 1997

                             COMMERCIAL ASSETS, INC.

                                 BALANCE SHEETS

                          (Dollar amounts in thousands)


                                                          December 31,
                                                    ---------------------------
                                                       1996             1995
                                                    ----------       ----------
Assets

   Cash and cash equivalents                        $    8,277       $      598
   Accrued interest receivable                             597              675
   Restricted cash                                       1,982              768
   CMBS bonds                                           61,460           69,503
   Other assets, net                                        90               46
                                                    ----------       ----------

     Total Assets                                   $   72,406       $   71,590
                                                    ==========       ==========

Liabilities

   Accounts payable and accrued liabilities         $      189       $      133
   Management fees payable                                 298              292
   Short-term notes payable                                 --              700
                                                    ----------       ----------

     Total Liabilities                                     487            1,125
                                                    ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share,
   25,000,000 shares authorized; no shares
   issued or outstanding                                    --               --

   Common  Stock,  par  value  $.01 per  share,
   75,000,000  shares  authorized; 10,315,809
   and 10,142,034 shares issued and outstanding,
   respectively                                            103              102


   Additional paid-in capital                           76,559           75,523

   Cumulative dividends declared                       (20,295)         (12,897)
   Cumulative net income                                18,941           11,982
                                                    ----------       ----------
     Dividends in excess of net income                  (1,354)            (915)
                                                    ----------       ----------

   Net unrealized holding losses on CMBS bonds          (3,389)          (4,245)
                                                    ----------       ----------

     Total Stockholders' Equity                         71,919           70,465
                                                    ----------       ----------

     Total Liabilities and Stockholders' Equity     $   72,406       $   71,590
                                                    ==========       ==========

                       See Notes to Financial Statements.


                             COMMERCIAL ASSETS, INC.

                              STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                     Year Ended December 31,
                                         ------------------------------------------------
Revenues                                   1996                1995                1994
                                         ---------           ---------          ---------

   CMBS bonds                            $   9,838           $   8,980          $   5,938
   Interest                                    319                 189              1,126
                                         ---------           ---------          ---------

     Total Revenues                         10,157               9,169              7,064
                                         ---------           ---------          ---------

Expenses

   Management fees                           1,425               1,151                598
   General and administrative                  805               1,393              1,220
   Elimination of DERs                         966                  --                 --
   Interest                                      2                 249                319
                                         ---------           ---------          ---------

     Total Expenses                          3,198               2,793              2,137
                                         ---------           ---------          ---------


Net Income                               $   6,959           $   6,376          $   4,927
                                         =========           =========          =========



Net income per share                     $     .68           $     .63          $     .49

Weighted-average shares outstanding         10,247              10,104             10,047

Dividends per share
     Regular dividends                   $     .68           $     .68          $     .50
     Special dividends                         .04                  --                .03
                                         ---------           ---------          ---------
                                         $     .72           $     .68          $     .53
                                         =========           =========          =========

                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1996, 1995 and 1994

                                 (In thousands)

                                                                                                      Net
                                                                                                   Unrealized
                                                                     Additional    Dividends In     Holding           Total
                                              Common Stock            Paid-In       Excess of      Losses on      Stockholders'
                                           Shares       Amount        Capital       Net Income     CMBS Bonds        Equity
                                           ------       ------        -------       ----------     ----------        ------

Balances - December 31, 1993               10,039       $  100       $  74,900      $    (24)       $    --        $  74,976

Issuance of Common Stock                       14            1              94            --             --               95
Net income                                     --           --              --         4,927             --            4,927
Dividends                                      --           --              --        (5,326)            --           (5,326)
                                          -------       ------       ---------      --------        -------        ---------

Balances - December 31, 1994               10,053          101          74,994          (423)            --           74,672

Issuance of Common Stock                       89            1             529            --             --              530
Net income                                     --           --              --         6,376             --            6,376
Dividends                                      --           --              --        (6,868)            --           (6,868)
Unrealized depreciation of CMBS bonds          --           --              --            --         (4,245)          (4,245)
                                          -------       ------       ---------      --------        -------        ---------

Balances - December 31, 1995               10,142          102          75,523          (915)        (4,245)          70,465

Issuance of Common Stock                      174            1           1,036            --             --            1,037
Net income                                     --           --              --         6,959             --            6,959
Dividends                                      --           --              --        (7,398)            --           (7,398)
Unrealized appreciation of CMBS bonds          --           --              --            --            856              856
                                          -------       ------       ---------      --------        -------        ---------

Balances - December 31, 1996               10,316       $  103       $  76,559      $ (1,354)       $(3,389)       $  71,919
                                          =======       ======       =========      ========        =======        =========

                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                      1996             1995               1994
                                                                      ----             ----               ----
Cash Flows From Operating Activities
   Net income                                                      $  6,959         $  6,376          $   4,927
   Adjustments to reconcile net income to net cash flows from operating activities:
     Amortization of discount on CMBS bonds and other assets         (2,155)            (638)              (331)
     Issuance of Common Stock for elimination of DERs                   941               --                 --
     Decrease (increase) in accrued interest receivable                  78                6               (569)
     Increase in accounts payable and accrued liabilities               157              329                481
     (Increase) decrease in other assets                                (60)              78                (76)
                                                                   --------         --------          ---------

Net Cash Provided By Operating Activities                             5,920            6,151              4,432
                                                                   --------         --------          ---------

Cash Flows From Investing Activities
   Principal collections from CMBS bonds                              9,857              554                377
   Acquisitions of CMBS bonds                                            --               --            (65,628)
   Acquisition of restricted cash                                        --               --                (96)
                                                                   --------         --------          ---------

Net Cash Provided By (Used In) Investing Activities                   9,857              554            (65,347)
                                                                   --------         --------          ---------

Cash Flows From Financing Activities
   Dividends paid                                                    (7,398)          (8,879)            (3,315)
   (Repayments) borrowings of short-term notes payable                 (700)          (9,595)            10,295
                                                                   --------         --------          ---------

Net Cash (Used In) Provided By Financing Activities                  (8,098)         (18,474)             6,980
                                                                   --------         --------          ---------

Cash and Cash Equivalents
   Increase (decrease)                                                7,679          (11,769)           (53,935)
   Beginning of period                                                  598           12,367             66,302
                                                                   --------         --------          ---------
   End of period                                                   $  8,277         $    598          $  12,367
                                                                   ========         ========          =========

                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS



A.       Organization

         Commercial Assets, Inc. ("the Company") was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993, the date on which Asset Investors contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the capital of the Company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners. The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX."

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement, a year-to-year agreement currently in effect through December 31, 1997. The Management Agreement is subject to the approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas
L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company. No change has been made to the Management Agreement other than an extension, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated as officers of the Company.

         The Company owns, and the Manager administers on the Company's behalf, subordinate ownership interests in Commercial Mortgage Backed Securities, "CMBS bonds." The CMBS bonds are issued in commercial mortgage loan securitizations which generally are multi-class issuances of debt securities which are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate.

         To date, the Company's primary emphasis has been on the acquisition of credit support classes of commercial securitizations backed by mortgage loans on multi-family real property.

B.       Summary of Significant Accounting Policies

         CMBS bonds - Earnings from CMBS bonds are comprised of coupon interest and the amortization of the purchase discount. Amortization of the purchase discount is recognized by the interest method using a constant effective yield and assumes an estimated rate of future prepayments, defaults and credit losses which is adjusted for actual experience. The allowance for credit losses is equal to the undiscounted total of future estimated credit losses. In the event the Company adjusts the estimate of future credit losses, such adjustments would be included in current period earnings.

         The   Company   classifies   its  CMBS  bonds  as   available-for-sale.
Accordingly, the CMBS bonds are carried at fair value in the financial statements. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized. If the fair value of a CMBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the Company's income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the CMBS bond discounted at a risk-free rate of return.

         Fair Value of Financial Instruments - The fair value of the Company's CMBS bonds is discussed in Note C. The fair value of all other financial instruments of the Company generally approximate their carrying basis or amortized cost.

         Income Taxes - The Company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the Company's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

         In order to maintain its status as a REIT, the Company is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. Dividends declared in 1996, 1995 and 1994 represented ordinary income to the shareowners, in accordance with the Code.

         Net Income Per Share - Net income per share for the years ended December 31, 1996, 1995 and 1994 was based upon the weighted-average number of shares of Common Stock outstanding during each such period. In 1996, 1995 and 1994, the effect of unexercised stock options was not material with respect to net income per share.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $8,000, $290,000 and $278,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):


                                                                    1996             1995              1994
                                                                   -------         --------          --------
Principal collections on CMBS bonds transferred to
    restricted cash                                                $ 1,214         $    397          $    275

Unrealized holding gains (losses) on CMBS bonds                    $   856         $ (4,245)         $     --

Distributions of Common Stock pursuant to DERs                     $    96         $    376          $    227

Distributions of Common Stock as consideration for the
    elimination of DERs                                            $   941         $     --          $     --

Dividends declared but not yet paid                                $    --         $     --          $  2,011

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.       CMBS Bonds

         Based on the timing and amount of future credit losses estimated by the Company, the weighted-average yield-to-maturity of the Company's CMBS bonds at December 31, 1996 and 1995, was 11.9%. The yield-to-maturity on the CMBS bonds acquired by the Company will be extremely sensitive to defaults on the mortgage loans collateralizing such CMBS bonds and the severity of losses resulting from such defaults. The losses are due to a decline in the value of the properties collateralizing the mortgage loans underlying the Company's CMBS bonds. The losses may not be apparent until the maturity dates of the mortgage loans as the property owner attempts to refinance or sell the property to repay the mortgage loan. The weighted-average lives of the mortgage loans generally coincide with the weighted-average lives of the CMBS bonds owned by the Company. The weighted-average lives listed in the table below indicate the approximate time until the maturity date of the Company's CMBS bonds.

         The Company's subordinate CMBS bonds provide credit support to the more senior bond classes of the related commercial securitization and are collateralized by mortgage loans on multi-family properties located throughout the country. Generally, any loss on an individual mortgage loan, which comprises a portion of the collateral for all bond classes in a CMBS issuance, is absorbed by the Company to the extent of the principal balance and interest payments of the Company's related CMBS bonds. The mortgage loans collateralizing certain CMBS bonds are held by a group of related entities, none of which individually represent greater than 10% of the mortgage loans collateralizing the Company's CMBS bonds. The Company's exposure to loss from its CMBS bonds is limited to their amortized cost and restricted cash.

         In May 1996, two CMBS bonds (Aspen MHC, Series 1994-1, Classes C and D-1) with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed eight years earlier than anticipated. The bonds were acquired on March 8, 1994, for $9,088,000, or 84.3% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during the year ended December 31, 1996.

         The outstanding balance of the mortgage loans collateralizing the CMBS bonds and the outstanding principal of the CMBS bonds that are senior to the

Company's CMBS bonds was $912,879,000 and $818,291,000, respectively, at December 31, 1996. The Company provided an allowance for credit losses of $12,720,000 at December 31, 1996 and 1995 on certain of its CMBS bonds. At December 31, 1996, a mortgage loan with an outstanding balance of $788,000, which collateralizes the Company's CMBS bonds, was foreclosed and subsequently refinanced with a new property owner. During the years ended December 31, 1996 and 1995, there were no credit losses charged to operations or write-downs charged against the allowance for credit losses. The mortgages which comprise the collateral for the Company's subordinate CMBS bonds are secured by apartment complexes in 36 states, with concentrations in Texas (26%), Arizona (13%) and Georgia (8%).

         Pursuant to the provisions of certain of the Company's CMBS bonds, cash collections which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At December 31, 1996 and 1995, the amounts set aside of $1,982,000 and $768,000, respectively, are shown as restricted cash on the balance sheet.

         Due to the complex nature of CMBS bonds, each instrument has a discrete and unique risk/return profile. Not only do CMBS bonds vary significantly from issuance to issuance, but the characteristics of the individual mortgage loans underlying the securities of one issuance are distinct from the mortgage loans underlying certificates of another issuance. There is no exchange or other active market from which to obtain a quoted market price for these financial instruments. The estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value.

         THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS, VALUATION METHODOLOGIES OR BOTH MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1996. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

         The estimated fair value of the Company's CMBS bonds was $61,460,000 on $89,297,000 of outstanding principal of bonds at December 31, 1996, and $69,503,000 on $100,368,000 of outstanding principal of bonds at December 31, 1995. The estimate of fair value was determined by discounting the future cash flows before estimates of credit losses of the CMBS bonds at interest rates equal to a spread over U.S. Treasury rates with comparable terms to maturity. The discount rates range from 10% to 27%. The interest rate spread over the U.S. Treasury rate was based upon current market information of CMBS bonds with similar characteristics. The fair value of CMBS bonds will fluctuate over time due to, among other things, changes in prevailing interest rates, liquidity in the CMBS bonds market, paydowns on the mortgage loans collateralizing the CMBS bonds and changes in real estate values of the related commercial properties. The decline in fair value below amortized cost is considered temporary, and, accordingly, is excluded from earnings and reported as a component of stockholders' equity.

         Certain of the Company's CMBS bonds are pledged as collateral for the Company's short-term notes payable (see Note D).

        Presented below is a schedule of the CMBS bonds owned by the Company as of December 31, 1996 and 1995 (dollar amounts in thousands):

                                                                  Weighted-                                      Outstanding Balance
                                                       Maturity    Average     Date                  Senior        at December 31,
                Description                   Coupon     Date      Life(5)   Acquired   Rating    CMBS Bonds(4)    1996       1995
--------------------------------------------  ------   --------   --------   --------  --------   -------------  --------  --------
Kidder, Peabody Acceptance Corporation I,
  Series 1993-M2, Class E(1)                   8.88%     8/2021     3.7 yrs  11/16/93      BB       $ 79,744    $ 10,000   $ 10,000
Lehman Capital Corporation Trust
  Certificate, Series 1994-2(2)                6.50%    10/2003     6.8       2/24/94   Unrated                    2,143      2,143
Lehman Capital Corporation Trust
  Certificate, Series 1994-3                   6.50%    10/2003     6.8       2/24/94   Unrated      125,892       4,162      4,162
Aspen MHC, Series 1994-1, Class C(3)                                                                                  --      6,261
Aspen MHC, Series 1994-1, Class D-1(3)                                                                                --      3,596
Fannie Mae Multi-Family REMIC Trust
  1994-M2, Class C(6)                          7.99%     1/2001     3.9       3/30/94   Unrated      321,980      10,704     11,587
Fannie Mae Multi-Family REMIC Trust
  1994-M2, Class D(6)                          8.18%     1/2004     6.7       3/30/94   Unrated                   38,384     38,715
DLJ Mortgage Acceptance Corporation,
  Series 1994-MF4, Class B-3                   8.50%     4/2001     4.3       6/15/94      B          91,521       3,136      3,136
DLJ Mortgage Acceptance Corporation,
  Series 1994-MF4, Class C                     8.50%     4/2001     4.3       6/15/94   Unrated                    4,183      4,183
Kidder, Peabody Acceptance Corporation I,
  Series 1994-M1, Class C                      8.25%    11/2002     4.6      11/29/94      B          199,154       8,930      8,930
Kidder, Peabody Acceptance Corporation I,
  Series 1994-M1, Class D                      8.25%    11/2002     4.9      11/29/94   Unrated                     7,655      7,655
                                               ----                 ---                              --------    --------   --------
     Total outstanding balance                 8.15%                5.5 yrs                          $818,291      89,297    100,368
                                               ====                 ===                              ========

Unamortized discount(7)                                                                                          (12,077)   (14,393)
Allowance for credit losses(7)                                                                                   (12,720)   (12,720)
Unamortized acquisition costs(7)                                                                                     349        493
                                                                                                                 --------   --------
     Amortized cost                                                                                                64,849     73,748
Net unrealized holding losses(7)                                                                                  (3,389)    (4,245)
                                                                                                                 --------   --------
Total net book value                                                                                             $ 61,460   $ 69,503
                                                                                                                 ========   ========

------------------------------------------------------------------
1    The Company has a 75.2% ownership interest in this CMBS bond.
2    The Company has a 51.7% ownership interest in this CMBS bond.
3    These bonds redeemed in May 1996.
4 The outstanding principal balance at December 31, 1996, of the CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes from a single issuance.
5    Remaining weighted-average life at December 31, 1996.
6    Payment of principal and interest is not guaranteed by FNMA.
7    The amounts are specifically identified to individual CMBS bonds.

D.       Short-Term Notes Payable

         The Company renewed its Loan and Security Agreement collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D) through November 29, 1997. No borrowings were outstanding on this line at December 31, 1996 or 1995 and $21,616,000 was available to be borrowed. Advances bear interest based upon a spread over the LIBOR. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at December 31, 1996 and 1995. The amount the Company will be able to borrow under its secured credit facility is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

         On July 19, 1996, the Company renewed a one-year, unsecured line of credit with a bank for $1,000,000. Advances under this line bear interest at prime. Two of the Company's Independent Directors were members of the Board of Directors of the holding company of the bank during 1995 and 1996. At December 31, 1996, no advances were outstanding on this line of credit. At December 31, 1995, $700,000 was outstanding on this line of credit at an interest rate of 8.5% per annum.

E.       Stock Option Plan

         The Company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers which as of January 1, 1997 and 1996, permits the issuance of up to an aggregate of 947,693 and 701,948, respectively, shares of Common Stock. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. Each of the stock options granted to date has a five-year term.

         Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During the years ended December 31, 1996, 1995 and 1994, the Company incurred $96,000, $376,000 and $227,000, respectively, of general and administrative expenses from DERs covering 16,362, 63,566 and 36,485, respectively, shares of Common Stock which were subject to issuance pursuant to options granted under the Plan.

         On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. Pursuant to the amendment, the Company incurred a $966,000 charge (a $941,000 non-cash charge from the issuance of 157,413 shares of Common Stock plus $25,000 of transactions costs) during 1996.

         Presented below is a summary of the changes in stock options for the three years ended December 31, 1996. The options outstanding at December 31, 1993 were granted at the inception of the Company. As of December 31, 1996, the outstanding options have exercise prices ranging from $5.62 to $7.50 and have a remaining weighted-average life of 2.1 years.

                                                  Average
                                              Exercise Price
                                                                   Shares
Outstanding - December 31, 1993                    $ 7.50            311,500
     Granted                                         6.32            169,500
                                                   ------            -------
Outstanding - December 31, 1994                      7.09            481,000

     Granted                                         6.15             92,500
                                                   ------          ---------
Outstanding - December 31, 1995                      6.94            573,500

     Granted                                         5.86             82,500
     Forfeited                                       6.68              8,500
                                                   ------          ---------
Outstanding - December 31, 1996                    $ 6.80            647,500
                                                   ======            =======

        As of December 31, 1996, no options have been exercised. Options granted to date vest over a two year period. As of December 31, 1996, 1995 and 1994, 453,500, 484,875, and 318,375, respectively, of the outstanding options were exercisable.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         During the years ended December 31, 1996 and 1995, the estimated weighted-average, grant-date fair value of options granted was $.45 and $.23, respectively, and the estimated total fair value of options granted was $27,000 and $30,000, respectively. The pro forma net income of the Company reflecting the fair value of options granted was $6,932,000 ($.68 per share) and $6,346,000 ($.63 per share) for the years ended December 31, 1996 and 1995, respectively. The estimated fair value of the options is amortized to expense over the options' vesting period. The Company assumed a life of five years and risk-free interest rate equal to the Five-Year U.S. Treasury rate on the date the options were granted. In addition, the expected stock price volatility and dividends growth rates were estimated based upon historical averages over the three years ended December 31, 1996.

F.       Other Matters

         The Company operates under a Management Agreement with the Manager, pursuant to which the Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Company's Board of Directors.

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement, a year-to-year agreement currently in effect through December 31, 1997. The Management Agreement is subject to the approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas
L. Rhodes. MDC received sales proceeds of $11,450,000, including $6,000,000 of cash and $5,450,000 of subordinated convertible notes. The notes are payable at specified dates during the next ten years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in Financial Asset Management LLC.

         In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company. No change has been made to the Management Agreement other than an extension, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         During the years ended December 31, 1996, 1995 and 1994, the Company's total management fees were $1,425,000, $1,151,000 and $924,000, respectively, consisting of: (i) Base Fees of $654,000, $751,000 and $556,000, respectively;
(ii)  Administrative  Fees of $58,000,  $65,000 and $42,000,  respectively;  and
(iii) Incentive Fees of $713,000, $335,000 and $0, respectively. There were no acquisition fees incurred during 1996 and 1995 while $326,000 were incurred during 1994. Acquisition Fees are capitalized as part of the cost of acquiring CMBS bonds.

         The Company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of Preferred Stock. To date, the Company has not issued any classes of stock other than its Common Stock and has not determined the terms under which any other classes would be issued. The Charter of the Company authorizes the Board of Directors, without further shareowner action, to fix the terms of the Preferred Stock, including preferences, powers and rights (including voting rights) senior to the Common Stock.

         The officers and certain directors of the Company also serve as officers, employees, directors or all three of Asset Investors and the Manager.

         At December 31, 1995, the shares of Common Stock owned by MDC represented 0.8% of the outstanding shares of Common Stock.

G.       Selected Quarterly Financial Data (unaudited)

         Presented below is selected quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands, except per share data).

                                                                       Three Months Ended,
                                             -----------------------------------------------------------------------
                                                 December 31,      September 30,        June 30,       March 31,
1996
--------------------------------------------------------------------------------------------------------------------
Revenues                                              2,146             2,167              3,526            2,318
Net income                                            1,595             1,765              1,992            1,607
Net income per share                                    .16               .17                .19              .16
Regular dividends declared per share                    .17               .17                .17              .17
Special dividends declared per share                     --               .04                 --               --

Stock prices(1)
     High                                             6-3/4             6-1/2              6-1/4            6-1/8
     Low                                             6-3/16             5-7/8              5-3/4            5-3/4
Common Stock outstanding                         10,315,809        10,315,809         10,315,809       10,158,396

1995
--------------------------------------------------------------------------------------------------------------------
Revenues                                             $2,325            $2,243             $2,240           $2,349
Net income                                            1,508             1,686              1,649            1,533
Net income per share                                    .15               .17                .16              .15
Regular dividends declared per share                    .17               .17                .17              .17

Stock prices(1)
     High                                                 6            6-5/16              6-1/2            6-3/8
     Low                                              5-5/8             5-3/4              5-3/4            5-1/2
Common Stock outstanding                         10,142,034        10,124,698         10,092,674       10,078,468

-----------------------
1    Daily closing prices as reported on the AMEX Composite Tape.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners.


Item 11. EXECUTIVE COMPENSATION.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this report:

         1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

                                                                            PAGE

                  Report of Independent Auditors.........................    F-2

                  Balance Sheets as of December 31, 1996 and 1995........    F-3

                  Statements of Income for the years ended
                  December 31, 1996, 1995 and 1994.......................    F-4

                  Statements of Stockholders' Equity for the years
                  ended December 31, 1996, 1995 and 1994.................    F-5

                  Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994.......................    F-6

                  Notes to Financial Statements..........................    F-7

         2.       Schedules to Financial Statements:

                           All financial  statement  schedules have been omitted
                  because they are inapplicable or the information is provided in the Company's Financial Statements and notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

         3.       Exhibits:

                Exhibit
                   No.      Description

                3.1 Amended and Restated Charter of Commercial Assets, Inc. (the "Registrant"), (incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form 10 (as amended, the "Form 10") of the Registrant, Commission File No. 1-22262, filed on August 31,
                            1993).

                3.2 By-laws of the Registrant, (incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31, 1993).

                3.3 Amendment to the By-laws of the Registrant dated as of January 14, 1997.

                4.1 Form of certificate representing common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q for the period ended March 31, 1994, of the Registrant, Commission File No. 1-22262 filed on May 16, 1994).

                4.2 Automatic Dividend Reinvestment Plan relating to the common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31, 1993).

                10.1 Contribution Agreement, dated as of August 20, 1993, between the Registrant and Asset Investors (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                            1993).

                10.2 Registration Rights Agreement, dated as of August 20, 1993, between the Registrant and Asset Investors (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15,
                            1993).

                10.3* Management Agreement, dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(b) to the Registrants Quarterly Report on Form 10Q, Commission filed on May 12, 1995).

                10.3(a)* Amendment to the Management Agreement dated as of January 1, 1996 between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(a) to the Registrants Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No.
                            1-22262, filed on May 15, 1996).

                10.3(b)* Assignment of the Management Agreement dated as of April 1, 1996 between Financial Asset Management Corporation and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.3(b) to the Registrants Quarterly Report on Form 10-Q, Commission File No. 1-22262, filed on May 15, 1996).

                10.3(c)*    Amendment to the  Management  Agreement  dated as of
                            January  1,  1997,   between  the   Registrant   and
                            Financial Asset Management LLC.

                10.4* Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15,
                            1993).

                10.4(a)* First Amendment to Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4(a) to the Registrants Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-22262, filed on August 13, 1996).

                10.5* Form of Non-Officer Directors Stock Option Agreement (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-8, Registration No. 33-7467B, filed on February 1, 1994).

                10.6* Form of Officers Stock Option Agreement (incorporated herein by reference to Exhibit 99.3 to the Registration Statement on Form S-8, Registration No. 33-7467B, filed on February 1, 1994).

                10.7* Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                            1993).

                10.8 Loan and Security Agreement, dated as of November 29, 1994, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant Annual Report on Form 10-K, Commission File No. 1-22262, filed on March 29, 1995).

                10.8(a) Amendment to the Loan and Security Agreement, dated as of August 28, 1995, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to exhibit 10.8(a) to the Registrants Annual Report on Form 10-K, commission File No. 1-22262, filed on March 28,
                            1996).

                10.8(b) Amendment to the Loan and Security Agreement, dated as of October 25, 1996, between the Registrant and PaineWebber Real Estate Securities, Inc.

                23          Independent Auditors' Consent - Ernst & Young LLP.

                27          Financial Data Schedule.

*  Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996 covered by this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. COMMERCIAL ASSETS, INC. (Registrant)

Date: March 24, 1997                              By /s/Terry Considine
                                                     ---------------------------
                                                     Terry Considine
                                                     Co-Chief Executive Officer

Date: March 24, 1997                              By /s/Thomas L. Rhodes
                                                     ---------------------------
                                                     Thomas L. Rhodes
                                                     Co-Chief Executive Officer

Date: March 24, 1997                              By /s/Kevin J. Nystrom
                                                     ---------------------------
                                                     Kevin J. Nystrom
                                                     Chief Financial Officer

Date: March 24, 1997                              By /s/Diane Schott Armstrong
                                                     ---------------------------
                                                     Diane Schott Armstrong
                                                     Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                       Capacity                  Date

/s/Terry Considine                          Director              March 24, 1997
---------------------------------
Terry Considine


/s/Thomas L. Rhodes                         Director              March 24, 1997
---------------------------------
Thomas L. Rhodes


/s/Donald L. Kortz                          Director              March 24, 1997
---------------------------------
Donald L. Kortz


/s/Raymond T. Baker                         Director              March 24, 1997
---------------------------------
Raymond T. Baker


/s/Robert J. Malone                         Director              March 24, 1997
---------------------------------
Robert J. Malone


/s/Bruce D. Benson                          Director              March 24, 1997
---------------------------------
Bruce D. Benson


/s/Thomas C. Fries                          Director              March 24, 1997
---------------------------------
Thomas C. Fries