Form 10-Q
period 1997-03-31
COMMERCIAL ASSETS INC
filed 1997-05-14
CIK 910675

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

                  For the quarterly period ended March 31, 1997

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

     As of May 1, 1997, 10,315,809 shares of Commercial Assets, Inc. Common Stock were outstanding.
================================================================================

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION:                                    PAGE

                  Item 1.  Condensed Financial Statements:

                           Balance Sheets as of March 31, 1997 (Unaudited)
                             and December 31, 1996........................     1

                           Statements of Income for the three months
                             ended March 31, 1997 and 1996 (Unaudited)....     2

                           Statements of Cash Flows for the three months
                             ended March 31, 1997 and 1996 (Unaudited)....     3

                           Notes to Financial Statements (Unaudited)......     4

                  Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations...................................     8


PART II.          OTHER INFORMATION:

                  Item 6.  Exhibits and Reports on Form 8-K..............     16


                                      (i)


                             COMMERCIAL ASSETS, INC.
                            CONDENSED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                                        March 31,       December 31,
                                                                                          1997             1996
                                                                                          ----             ----
Assets                                                                                (Unaudited)

   Cash and cash equivalents                                                            $    3,288       $    8,277
   Accrued interest receivable                                                                 612              597
   Restricted cash                                                                           2,094            1,982
   CMBS bonds                                                                               67,368           61,460
   Other assets, net                                                                            82               90
                                                                                        ----------       ----------

     Total Assets                                                                       $   73,444       $   72,406
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $      209       $      189
   Management fees payable                                                                     320              298
                                                                                        ----------       ----------

     Total Liabilities                                                                         529              487
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares authorized;   no
     shares issued or outstanding                                                               --               --

   Common Stock, par value $.01 per share, 75,000,000 shares authorized;
     10,315,809 shares issued and outstanding                                                  103              103

   Additional paid-in capital                                                               76,559           76,559

   Cumulative dividends declared                                                           (22,049)         (20,295)
   Cumulative net income                                                                    20,676           18,941
                                                                                        ----------       ----------
      Dividends in excess of net income                                                     (1,373)          (1,354)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (2,374)          (3,389)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             72,915           71,919
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   73,444       $   72,406
                                                                                        ==========       ==========

                  See Notes to Condensed Financial Statements.



                             COMMERCIAL ASSETS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                              1997             1996
                                                                                              ----             ----
Revenues

   CMBS bonds                                                                               $  2,044         $ 2,311
   Interest                                                                                      111                7
                                                                                            --------         --------

     Total Revenues                                                                            2,155            2,318
                                                                                            --------         --------

Expenses

   Management fees                                                                               297              378
   General and administrative                                                                    123              330
   Interest                                                                                       --                3
                                                                                            --------         --------

     Total Expenses                                                                              420              711
                                                                                            --------         --------


Net Income                                                                                  $  1,735         $  1,607
                                                                                            ========         ========


Net income per share                                                                        $    .17         $    .16

Weighted-average shares outstanding                                                           10,316           10,142

Dividends per share                                                                         $    .17         $    .17



                  See Notes to Condensed Financial Statements.


                             COMMERCIAL ASSETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            1997             1996
                                                                                            ----             ----

Cash Flows From Operating Activities

   Net income                                                                             $ 1,735           $ 1,607
   Adjustments to reconcile net income to net cash flows from operating activities:
   Amortization of discount on CMBS bonds and other assets                                   (200)             (238)
   (Increase) decrease in accrued interest receivable                                         (15)                3
   Decrease in other assets                                                                     4                --
   Increase in accounts payable and accrued liabilities                                        42               164
                                                                                          -------           -------

Net Cash Provided By Operating Activities                                                   1,566             1,536
                                                                                          -------           -------

Cash Flows From Investing Activities

   Acquisition of CMBS bonds                                                               (4,801)               --
   Principal collections from CMBS bonds                                                       --               144
                                                                                          -------           -------

Net Cash (Used In) Provided By Investing Activities                                        (4,801)              144
                                                                                          -------           -------

Cash Flows From Financing Activities

   Dividends paid                                                                          (1,754)           (1,724)
   Repayments of short-term notes payable                                                      --              (300)
                                                                                         --------          --------

Net Cash Used In Financing Activities                                                      (1,754)           (2,024)
                                                                                         --------          --------

Cash and Cash Equivalents

   Decrease                                                                                (4,989)             (344)
   Beginning of period                                                                      8,277               598
                                                                                          -------           -------

   End of period                                                                         $  3,288          $    254
                                                                                         ========          ========



                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   Organization

     Commercial Assets, Inc. (the "Company") was incorporated under the laws of Maryland on August 11, 1993, as a wholly owned subsidiary of Asset Investors Corporation, a Maryland corporation, which is listed on the New York Stock Exchange, Inc. under the symbol "AIC" ("Asset Investors"). Pursuant to the agreement dated August 20, 1993, between Asset Investors and the Company (the "Contribution Agreement"), Asset Investors contributed $75,000,000 to the initial capital of the Company, including $200,000 in cash. On October 12, 1993, Asset Investors distributed approximately 70% of the outstanding common stock, par value of $.01 per share, of the Company ("Common Stock") as a taxable dividend to Asset Investors' stockholders. Prior to the distribution, the Company had not engaged in any activities other than those related to its formation. Asset Investors currently owns approximately 27% of the outstanding Common Stock. The Common Stock is listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

B.   Presentation of Financial Statements

     The Condensed Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of March 31, 1997 and for the three months then ended and all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

C.   Statements of Cash Flows

     Cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents for purposes of reporting cash flows. The Company paid interest expense in cash of $5,000 for the three months ended March 31, 1996.

     Non-cash investing and financing activities for the three months ended March 31, 1997 and 1996 were as follows (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                             1997          1996
                                                             ----          ----
Principal collections on CMBS bonds transferred to
    restricted cash                                        $    112       $  442

Unrealized holding gains on CMBS bonds                     $  1,015       $   24

Distributions of Common Stock pursuant to dividend
    equivalent rights ("DERs")                             $     --       $   96

D.   CMBS Bonds

     The Company owns subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). As of March 31, 1997 and December 31, 1996, the outstanding balances of the Company's CMBS bonds were $94,921,000 and $89,297,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $25,179,000 and $24,448,000, respectively. Additionally, unrealized holding losses on the CMBS bonds as of March 31, 1997 and December 31, 1996 were $2,374,000 and $3,389,000, respectively.

     In March 1997, the Company contributed its ownership interest in two CMBS bonds (Lehman Capital Corporation Trust Certificate, Series 1994-2 and Series 1994-3) into a newly created trust (Blaylock Mortgage Capital Corporation Multifamily Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed to the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated BB and B at a cost of $4,801,000, which resulted in the 100% ownership in the five subordinate new classes.

     At March 31, 1997, the outstanding balance of the mortgage loans collateralizing the CMBS bonds was $894,072,000 and the outstanding principal balance of the CMBS bonds that are senior to the Company's CMBS bonds was $795,859,000. The aggregate allowance for credit losses on the Company's CMBS bonds was $12,720,000 at both March 31, 1997 and December 31, 1996. As of March 31, 1997, one mortgage loan with an outstanding balance of $788,000, which collateralized two of the Company's CMBS bonds, has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, dependent upon the recovery of indemnification claims made against the bond underwriter. There have been no credit losses charged to operations or write-downs charged against the allowance for credit losses.

     Pursuant to the provisions of certain of the Company's CMBS bonds, principal payments which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At March 31, 1997 and December 31, 1996, $2,094,000 and $1,982,000, respectively, were set aside in reserve accounts and are shown as restricted cash on the balance sheet.

E.   Short-Term Notes Payable

     The Company's Loan and Security Agreement collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D) expires on November 29, 1997. No borrowings were outstanding on this line at March 31, 1997 or December 31, 1996 and $21,616,000 was available to be borrowed, subject to lender approval. Advances bear interest based upon a spread over the London Interbank Offered Rate on Eurodollar Deposits ("LIBOR"). The Loan and Security Agreement contains certain covenants with which the Company was in compliance at March 31, 1997. The amount the Company will be able to borrow under the Loan and Security Agreement is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

     The Company has a one-year, unsecured line of credit with a bank for $1,000,000 which expires on July 19, 1997. Advances under this line bear interest at prime. Two of the Company's Independent Directors are members of the Advisory Board of the bank. At March 31, 1997 and December 31, 1996, no advances were outstanding on this line of credit.

F.   Management Fees

     The Company's day-to-day operations are performed by Financial Asset Management LLC (the "Manager") pursuant to a management agreement (the "Management Agreement") which is subject to the annual approval of a majority of the Independent Directors. The Company's By-laws, as amended, require that a specified number of the Board of Directors and each committee thereof be comprised of persons constituting Independent Directors. Pursuant to the Company's By-laws, an Independent Director is a person "who is not affiliated, directly or indirectly, with the person or entity responsible for directing or performing the day-to-day business affairs of the corporation (the "advisor"), including a person or entity to which the advisor subcontracts substantially all of such functions, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or by serving as an officer of the advisor or an affiliated business entity of the advisor."

     Pursuant to the Management Agreement, the Manager receives a Base Fee, an Incentive Fee, an Acquisition Fee and an Administrative Fee. The Base Fee is payable quarterly in an amount equal to 1% per annum of the "average invested assets" of the Company. The Incentive Fee is based on the Company's profitability and is intended to align compensation paid to the Manager with the interests of the Company's stockholders. The Manager is entitled to the Incentive Fee only after the Company's stockholders first have received a threshold return on the Company's "average net worth" equal to the "Ten-Year United States Treasury rate" plus 1%. Twenty percent of the Company's REIT income in excess of this threshold return is paid to the Manager as the Incentive Fee. The Manager receives an Acquisition Fee of 1/2 of 1% of the initial cost of each asset which the Manager assists the Company in acquiring. The Acquisition Fee compensates the Manager for performing due diligence procedures on portfolio assets acquired by the Company. The Manager also performs certain bond administration and other related services for the Company pursuant to the Management Agreement and receives an Administrative Fee for such services of up to $10,000 per annum for each of the Company's CMBS bonds. If the Company owns more than one class of a commercial securitization, the Manager is entitled to receive an additional fee of up to $2,500 per annum for each additional class.

     During the three months ended March 31, 1997 and 1996, the Company's total management fees pursuant to the Management Agreement were $320,000 and $378,000, respectively. Management fees during the three months ended March 31, 1997 and 1996 included: (i) Base Fees of $166,000 and $171,000, respectively; (ii) Administrative Fees of $13,000 and $16,000, respectively; (iii) Incentive Fees of $118,000 and $191,000, respectively; and (iv) Acquisition Fees of $23,000 and $0, respectively. Acquisition Fees are capitalized as part of the cost of the acquired CMBS bonds.

     In February 1997, the Board of Directors of Asset Investors adopted a multi-step plan which includes consideration of Asset Investors acquisition of the Manager. A special committee of Asset Investors' Independent Directors has been established to evaluate the acquisition. If the acquisition is consummated, it would result in Asset Investors assuming the operations of the Manager and its obligations under the Management Agreement.

G.   Stock Option Plan

     The Company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers. Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs"). During the three months ended March 31, 1996, the Company incurred $96,000 of non-cash general and administrative expenses from DERs covering 16,362 shares of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan. On May 30, 1996, the Company's stockholders approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Commercial Assets, Inc. (the "Company") was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993, the date on which Asset Investors contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the capital of the Company and distributed approximately 70% of the shares of Common Stock of the Company to Asset Investors' stockholders. The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX".

     Since its inception, the Company has operated in a manner that permitted it to qualify for the income tax treatment afforded to a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended, (the "Code"). If it so qualifies, the Company's taxable income ("REIT income"), with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. To qualify as a REIT under the Code, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests.

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

     The Company owns, and the Manager administers on the Company's behalf, subordinate debt interests in CMBS bonds issued in securitizations of mortgage loans on multifamily properties. The Company owns 12 CMBS bonds from 5 commercial mortgage loan securitizations acquired at a cost of $70,146,000. The CMBS bonds had an outstanding principal balance of $94,921,000 at March 31, 1997, and an estimated weighted-average yield-to-maturity before credit losses of 13.3%. At March 31, 1997, approximately 66% of the outstanding principal balance of the Company's CMBS bonds is unrated, and the remaining 34% is rated "BB" through "CCC" by national credit rating agencies. The mortgages which comprise the collateral for the Company's CMBS bonds are secured by apartment communities in 36 states, including 25%, 12% and 8% in Texas, Arizona and Georgia, respectively.

     The multifamily mortgage loans that collateralize the Company's CMBS bonds were primarily originated during 1993 and 1994. Capital for mortgage financing during 1993 and 1994 was generally less available than in 1995 and 1996 because of, among other things, the reduced funding of such loans by traditional real estate lenders (e.g. banks, thrifts, pension funds, etc.) in response to significant losses which resulted from falling real estate values in the late 1980s and early 1990s. Accordingly, the Company believes the mortgage loan underwriting procedures applied to mortgage loans originated in 1993 and 1994 were more stringent than underwriting procedures applied to multifamily mortgage loans originated in 1995 and 1996. The Company may benefit from the more stringent underwriting procedures on the mortgage loans that collateralize its CMBS bonds through reduced credit losses in the future. See "FORWARD LOOKING INFORMATION" below.

     Presented below is a schedule of the CMBS bonds owned by the Company as of March 31, 1997 and December 31, 1996 (dollar amounts in thousands).


                                                                      Weighted-
                                                           Maturity    Average                 Senior        Outstanding Balance at
                        Description               Coupon     Date       Life(1)    Rating    CMBS Bonds(2)    3/31/97      12/31/96
-----------------------------------------------   ------   --------  ----------    ------    -----------     -----------------------
Fannie Mae Multifamily REMIC Trust 1994-M2
     Class C4                                      7.99%     1/2001     3.7 yrs.  Unrated    $   361,817    $ 10,679      $ 10,704
     Class D4                                      8.18%     1/2004     6.5       Unrated                     38,297        38,384
DLJ Mortgage Acceptance Corporation
     Series 1994-MF4, Class B-3                    8.50%     4/2001     4.0          B            97,928       3,136         3,136
     Series 1994-MF4, Class C                      8.50%     4/2001     4.0       Unrated                      4,183         4,183
Kidder, Peabody Acceptance Corporation I
     Series 1993-M2, Class E5                      8.88%     8/2021     3.4          BB           93,035      10,000        10,000
Kidder, Peabody Acceptance Corporation I
     Series 1994-M1, Class C                       8.25%    11/2002     4.3          B           207,503       8,930         8,930
     Series 1994-M1, Class D                       8.25%    11/2002     4.6       Unrated                      7,655         7,655
Lehman Capital Corporation Trust
 Certificate
     Series 1994-23                                                                                               --         2,143
     Series 1994-33                                                                                               --         4,162
Blaylock Mortgage Capital Corporation
 Multifamily Trust
     Series 1997-A Class B-3 3                     6.42%    10/2003     6.6          BB          133,789       5,352            --
     Series 1997-A Class B-4 3                     6.42%    10/2003     6.6          B                         3,345            --
     Series 1997-A Class B-5 3                     6.42%    10/2003     6.6          B-                        1,003            --
     Series 1997-A Class B-6 3                     6.42%    10/2003     6.6         CCC                        1,003            --
     Series 1997-A Class B-7 3                     6.42%    10/2003     6.6       Unrated                      1,338            --
                                                   ----                 ---                  -----------    --------      --------
     Total outstanding balance                     8.05%                5.3 yrs.             $   894,072      94,921        89,297
                                                   ====                 ===                  ===========

Unamortized discount 6                                                                                       (12,889)      (12,077)
Allowance for credit losses 6                                                                                (12,720)      (12,720)
Unamortized acquisition costs 6                                                                                  430           349
                                                                                                            --------      --------
     Amortized cost                                                                                           69,742        64,849
Net unrealized holding losses 6                                                                               (2,374)       (3,389)
                                                                                                            --------      --------
     Total net book value                                                                                   $ 67,368      $ 61,460
                                                                                                            ========      ========

-----------------------------------------------
1    Remaining weighted-average life at March 31, 1997.
2 The outstanding principal balance at March 31, 1997, of the CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes from a single issuance.
3 In March 1997, the Company contributed Lehman Series 1994-2 and 1994-3 to a trust and in turn received Blaylock Classes B-5, B-6 and B-7 and a partial interest in Classes B-3 and B-4. At the same time, the Company acquired the remaining interests in Blaylock Classes B-3 and B-4.
4    Payment of principal and interest is not guaranteed by FNMA.
5    The Company has a 75.2% ownership interest in this CMBS bond.
6    The amounts are specifically identified to individual CMBS bonds.

                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REIT Income

     REIT income is taxable income computed as prescribed for REITs prior to the dividends paid deduction. The Company's REIT income for the three months ended March 31, 1997, was $1,912,000 ($.19 per share) compared with $2,059,000 ($.20 per share) for the same period in 1996. The primary reason for the decrease was lower income from CMBS bonds partially offset by increased interest income and reduced management fees and general and administrative expenses.

     REIT income from CMBS bonds for the three months ended March 31, 1997, was $2,222,000 ($.22 per share) compared with $2,825,000 ($.28 per share) for the same period in 1996. The decrease in REIT income from CMBS bonds was due in part to the 1996 amortization of the pricing discount on one of the CMBS bonds. For this particular bond, the Company elected to limit the amount of amortization for REIT income purposes to the lesser of principal received or computed amortization. During the three months ended March 31, 1996, a $337,000 principal prepayment was made on a mortgage collateralizing this bond. As a result of the election, amortization was increased by the amount of the prepayment; there were no similar prepayments during the three months ended March 31, 1997. In addition, during the three months ended March 31, 1996, the Company earned $300,000 of income from two CMBS bonds (Aspen MHC, Series 1994-1, Class C and Class D-1) which redeemed in May 1996.

     The CMBS bonds have coupon interest rates ranging from 6.4% to 8.9% and a weighted-average yield-to-maturity before credit losses for REIT purposes of 13.3%. The yield from CMBS bonds exceeds the coupon interest rate because the subordinate CMBS bonds were sold to the Company with original issue discount or market discount (i.e., the acquisition prices of the CMBS bonds were less than their par values). Accordingly, the Company amortizes a portion of the discount (the excess of the outstanding par amount over the net cost), as interest income, on a constant effective yield under the interest method over the life of the CMBS bond. Amortization of the discount into REIT income from certain of the Company's CMBS bonds is limited to principal received.

     Through March 31, 1997, one mortgage loan with an outstanding balance of $788,000, which collateralized two of the Company's CMBS bonds, has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, dependent upon the recovery of indemnification claims made against the bond underwriter. Otherwise, there have been no delinquencies. As of March 31, 1997, there have been no credit losses charged to operations or write-downs charged against the allowance for credit losses. For REIT purposes, credit losses are reflected in income only when they are realized. In future periods, the Company likely will be allocated credit losses on its CMBS bonds, and as a result, REIT income may be adversely impacted. See "FORWARD LOOKING INFORMATION" below.

     Interest income during the three months ended March 31, 1997, was $111,000 ($.01 per share) compared with $7,000 ($.00 per share) for the three months ended March 31, 1996. The increase in interest income during the three months ended March 31, 1997, as compared to the same period in 1996 is due to investing the proceeds from the May 1996 redemption of two CMBS bonds into highly liquid, short-term investments. It is anticipated that interest income will decrease in future periods because a portion of the proceeds were used to acquire interests in Blaylock Classes B-3 and B-4 in March 1997. See "FORWARD LOOKING INFORMATION" below.

     The Company's management fees were $297,000 ($.03 per share) for the three months ended March 31, 1997, compared with $378,000 ($.04 per share) for the same period in 1996. Specifically, Incentive Fees declined by $73,000, Administrative Fees by $3,000 and Base Fees by $5,000. The decrease in Incentive Fees was due to a $147,000 decrease in REIT income and a 65 basis point increase in the average Ten-Year U.S. Treasury Rate from the first quarter 1996 to the first quarter 1997. The decrease in Base Fees and Administrative Fees was primarily due to the May 1996 redemption of the two CMBS bonds.

     The Company incurred $23,000 of Acquisition Fees during the three months ended March 31, 1997, relating to the purchase of interests in Blaylock Classes B-3 and B-4. These Acquisition Fees are capitalized and amortized over the life of the related bonds. No Acquisition Fees were incurred during the three months ended March 31, 1996.

     In February 1997, the Board of Directors of Asset Investors adopted a multi-step plan which includes consideration of Asset Investors acquisition of the Manager. A special committee of Asset Investors' Independent Directors has been established to evaluate the acquisition. If the acquisition is consummated, it would result in Asset Investors assuming the obligations of the Manager under the Management Agreement.

     General and administrative expenses of the Company were $124,000 ($.01 per share) for the three months ended March 31, 1997, compared with $392,000 ($.04 per share) for the same period in 1996. General and administrative expenses decreased during the three months ended March 31, 1997, compared with the first quarter of 1996, due to the timing of shareholder relations and accounting expenses and the elimination of DER expense pursuant to the May 1996 amendment to the Stock Option Plan.

     During the three months ended March 31, 1996, interest expense on the Company's short-term notes payable was $3,000 ($.00 per share). There was no interest expense during the three months ended March 31, 1997. The decrease was primarily the result of repayment of short-term borrowings during the first half of 1996.

Dividend Distributions

     In March 1997, the Company declared a first quarter dividend of $.17 per share which was paid on March 31, 1997, to stockholders of record on March 17, 1997. This was the tenth consecutive quarter of a regular dividend of $.17 per share.

Book Income

     For the three months ended March 31, 1997, the Company earned book income computed in accordance with GAAP of $1,735,000 ($.17 per share) compared with $1,607,000 ($.16 per share) for the same period in 1996. The $128,000 ($.01 per share) increase in book income was due to the increased interest income and lower management fees and general and administrative expenses, partially offset by lower revenues from the early redemption of the two CMBS bonds as previously discussed. The election regarding the amortization of the pricing discount on the bond with the $337,000 principal prepayment was for REIT income purposes only. The prepayment did not have an impact on book income during the three months ended March 31, 1996.

Reconciliation of REIT Income and Book Income

     The Company computes its income in accordance with the Code (REIT income) and in accordance with GAAP (book income). As a REIT, the Company's REIT income is the basis upon which the Code requires the Company to make distributions to its stockholders. However, because the Company's Common Stock is registered with the Securities and Exchange Commission, the Company also is required to report its financial position and income in accordance with GAAP.

     During the three months ended March 31, 1997, REIT income exceeded book income by $177,000 ($.02 per share). Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur (as of March 31, 1997, no credit losses had been realized) and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds; and (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company uses its cash flows from operating activities and other capital resources to provide working capital to support its operations, for making distributions to its stockholders, for the acquisition of portfolio assets and for the repayment of short-term borrowings. For the three months ended March 31, 1997 and 1996, cash flows provided by operating activities were $1,566,000 and $1,536,000, respectively. As of March 31, 1997, the Company had $3,288,000 in cash and cash equivalents, which the Company currently intends to use to pay its expenses, make dividend distributions to stockholders and acquire portfolio assets. See "FORWARD LOOKING INFORMATION" below.

     During March 1997, the Company acquired interests in Blaylock Mortgage Capital Corporation Multifamily Trust Classes B-3 and B-4 for $4,703,000 plus acquisition and transaction costs of $98,000. The acquired interests in the new bond classes are rated BB and B, had a principal balance of $5,737,000 at acquisition, and pay a coupon of 6.4% per annum. The estimated weighted-average yield-to-maturity before credit losses of the acquired CMBS bonds is 10.0% per annum.

     The Company's Loan and Security Agreement collateralized by four CMBS bonds expires on November 29, 1997. No borrowings were outstanding on this line at March 31, 1997 or December 31, 1996, and $21,616,000 was available to be borrowed subject to lender approval. Advances bear interest based upon a spread over LIBOR. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at March 31, 1997. The amount the Company will be able to borrow under the Loan and Security Agreement is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

     The Company has a one-year, unsecured line of credit with a bank for $1,000,000 which expires on July 19, 1997. Advances bear interest at prime. At March 31, 1997 and December 31, 1996, no advances were outstanding on this line of credit. Two of the Company's Independent Directors are members of the Advisory Board of the bank.

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

     As a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income, 85% of which must be declared during the tax year and distributed by January 31 of the subsequent year. The remainder is required to be distributed prior to filing the tax return for the year. At March 31, 1997, the Company had cumulative REIT income in excess of distributions of $1,433,000. By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its stockholders 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level. See "FORWARD LOOKING INFORMATION" below.

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

     Under the Code, the Company has elected an income recognition methodology for certain of its CMBS bonds that computes income attributable to the amortization of market discount as the lesser of: (i) the amount of principal received from the CMBS bond during the year; or (ii) the computed discount amortization. The effect of this election is to defer a portion of the amount of the Company's REIT income from non-cash discount amortization from the early years in the life of the applicable bonds to later years when significant repayments of principal are expected to be received. The Company was able to make this election on seven CMBS bonds which had an outstanding principal balance of $61,017,000 at March 31, 1997.

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

     The Company believes that cash generated by current and future operations and additional capital-raising activities, including borrowings, will enable the Company to meet its current and anticipated future liquidity requirements, including the payment of dividends to its stockholders in an amount equal to at least 95% of the Company's REIT income. See "FORWARD LOOKING INFORMATION" below.

     The management and the Board of Directors of the Company are continuously evaluating the Company's existing investments, structure and strategy and considering whether changes are warranted. The goal of management and the Board of Directors is to invest in assets with the greatest risk-adjusted rates of return. A change in the Company's existing portfolio may impact the future REIT income and resulting dividends of the Company. See "FORWARD LOOKING INFORMATION" below.

                         CMBS BOND YIELD CONSIDERATIONS

Defaults

     The yields on the CMBS bonds acquired by the Company are extremely sensitive to the amount and timing of defaults and the severity of losses on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans take place after default on the loan, when the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus interest advances and foreclosure costs. Such losses will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. As of March 31, 1997, one of the mortgages with an outstanding balance of $788,000 that collateralized two of the Company's CMBS bonds has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, dependent upon the recovery of indemnification claims made against the bond underwriter. Otherwise, there have been no delinquencies. The CMBS bonds the Company owns are more speculative than the senior CMBS bond classes and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest.

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

        INFLATION, INTEREST RATES, MORTGAGE PREPAYMENTS AND OTHER FACTORS

     The Company, its assets and its Common Stock will be affected by prevailing market interest rates, including: (i) the effects of interest rates on the values of long-term, fixed-rate debt securities; (ii) the possibility that, in periods of high interest rates, the Common Stock may be less attractive than alternative investments of equal or lower risk; (iii) possible mismatches between the Company's borrowing costs and the Company's cash flow requirements which could have a negative effect on the Company's income; (iv) the negative effect of high interest rates on the properties underlying the Company's CMBS bonds (including a negative impact on the owner's ability to refinance debt secured by such properties); and (v) the effects of interest rates on the Company's borrowing costs. Interest rates are determined in large part by market conditions and government policies which are beyond the control of the Company and which are difficult to predict.

                           FORWARD LOOKING INFORMATION

     Certain statements in this Form 10-Q Quarterly Report, as well as statements made by the Company in periodic press releases, and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; investment opportunities; interest rate changes; competition; the availability of financing with terms and prices acceptable to the Company; the Company's ability to maintain or reduce expense levels and losses on CMBS bonds.


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

                                                         COMMERCIAL ASSETS, INC.
                                                             (Registrant)



Date:  May 12, 1997                                   By  /s/ Kevin J. Nystrom
                                                         ----------------------
                                                         Kevin J. Nystrom
                                                         Chief Financial Officer