Form 10-Q
period 1997-06-30
COMMERCIAL ASSETS INC
filed 1997-08-08
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

             As of August 1, 1997, 10,342,009 shares of Commercial Assets, Inc. Common Stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION:

          Item 1.  Condensed Financial Statements:

                   Balance Sheets as of June 30, 1997 (Unaudited)
                     and December 31, 1996..................................   1

                   Statements of Income for the three and six months
                     ended June 30, 1997 and 1996 (Unaudited)...............   2

                   Statements of Cash Flows for the six months ended
                     June 30, 1997 and 1996 (Unaudited).....................   3

                   Notes to Financial Statements (Unaudited)................   4

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........   8


PART II.  OTHER INFORMATION:

          Item 4.  Submission of Matters to a Vote of Security Holders......  17

          Item 6.  Exhibits and Reports on Form 8-K.........................  17



                                      (i)

                             COMMERCIAL ASSETS, INC.
                            CONDENSED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                         June 30,       December 31,
                                                                                          1997             1996
                                                                                          ----             ----
Assets                                                                                (Unaudited)

   Cash and cash equivalents                                                            $    3,082       $    8,277
   Accrued interest receivable                                                                 613              597
   Restricted cash                                                                           2,209            1,982
   CMBS bonds                                                                               68,460           61,460
   Other assets, net                                                                           176               90
                                                                                        ----------       ----------

     Total Assets                                                                       $   74,540       $   72,406
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $      153       $      189
   Management fees payable                                                                     311              298
                                                                                        ----------       ----------

     Total Liabilities                                                                         464              487
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares authorized; no
     shares issued or outstanding                                                               --               --

   Common Stock, par value $.01 per share, 75,000,000 shares authorized;
     10,342,009 and 10,315,809 shares issued and outstanding, respectively                     104              103

   Additional paid-in capital                                                               76,724           76,559

   Cumulative dividends declared                                                           (23,807)         (20,295)
   Cumulative net income                                                                    22,486           18,941
                                                                                        ----------       ----------
      Dividends in excess of net income                                                     (1,321)          (1,354)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (1,431)          (3,389)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             74,076           71,919
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   74,540       $   72,406
                                                                                        ==========       ==========

                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                         ---------------------------        -----------------------
                                                           1997              1996             1997             1996
                                                         ---------         ---------        ---------        ------
Revenues

   CMBS bonds                                            $  2,193          $  3,462         $  4,237         $ 5,773
   Interest                                                    49                64              160              71
                                                         --------          --------         --------         -------

     Total Revenues                                         2,242             3,526            4,397           5,844
                                                         --------          --------         --------         -------

Expenses

   Management fees                                            311               452              608             830
   General and administrative                                 121               114              244             444
   Elimination of DERs                                         --               966               --             966
   Interest                                                    --                 2               --               5
                                                         --------          --------         --------         -------

     Total Expenses                                           432             1,534              852           2,245
                                                         --------          --------         --------        --------


Net Income                                               $  1,810          $  1,992         $  3,545        $  3,599
                                                         ========          ========         ========        ========


Net income per share                                     $    .17          $    .19         $    .34        $    .35

Weighted-average shares outstanding                        10,326            10,214           10,321          10,178

Dividends per share                                      $    .17          $    .17         $    .34        $    .34


                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             --------------------
                                                                                             1997            1996
                                                                                             ----            ----

Cash Flows From Operating Activities

   Net income                                                                             $ 3,545         $   3,599
   Adjustments to reconcile net income to net cash flows from operating activities:
   Amortization of discount on CMBS bonds and other assets                                   (460)           (1,775)
   Issuance of Common Stock for elimination of DERs                                            --               941
   (Increase) decrease in accrued interest receivable                                         (16)               78
   Decrease (increase) in other assets                                                         19               (14)
   (Decrease) increase in accounts payable and accrued liabilities                             (1)              173
                                                                                          -------         ---------

Net Cash Provided By Operating Activities                                                   3,087             3,002
                                                                                          -------         ---------

Cash Flows From Investing Activities

   Acquisition of CMBS bonds                                                               (4,801)               --
   Principal collections from CMBS bonds                                                       --             9,857
                                                                                          -------         ---------

Net Cash (Used In) Provided By Investing Activities                                        (4,801)            9,857
                                                                                          -------         ---------

Cash Flows From Financing Activities

   Dividends paid                                                                          (3,512)           (1,724)
   Repayments of short-term notes payable                                                      --              (700)
   Issuance of Common Stock                                                                    31                --
                                                                                         --------         ---------

Net Cash Used In Financing Activities                                                      (3,481)           (2,424)
                                                                                         --------         ---------

Cash and Cash Equivalents

   (Decrease) increase                                                                     (5,195)           10,435
   Beginning of period                                                                      8,277               598
                                                                                          -------         ---------

   End of period                                                                         $  3,082         $  11,033
                                                                                         ========         =========

                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

A.           Organization

             Commercial Assets, Inc. (the "Company") was incorporated under the laws of Maryland on August 11, 1993, as a wholly owned subsidiary of Asset Investors Corporation, a Maryland corporation, which is listed on the New York Stock Exchange, Inc. under the symbol "AIC" ("Asset Investors"). Pursuant to the agreement dated August 20, 1993, between Asset Investors and the Company, Asset Investors contributed $75,000,000 to the initial capital of the Company, including $200,000 in cash. On October 12, 1993, Asset Investors distributed approximately 70% of the outstanding common stock, par value of $.01 per share, of the Company ("Common Stock") as a taxable dividend to Asset Investors' stockholders. Prior to the distribution, the Company had not engaged in any activities other than those related to its formation. Asset Investors currently owns approximately 27% of the outstanding Common Stock. The Common Stock is listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

B.           Presentation of Financial Statements

             The Condensed Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of June 30, 1997 and for the three and six months then ended and all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

C.           Statements of Cash Flows

             Cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents for purposes of reporting cash flows. The Company paid interest expense in cash of $7,000 for the six months ended June 30, 1996.

             Non-cash investing and financing activities for the six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                                                                               1997             1996
                                                                                             --------        --------
Principal collections on CMBS bonds transferred to restricted cash                           $    227        $    996

Unrealized holding gains on CMBS bonds                                                       $  1,958        $    381

Distributions of Common Stock                                                                $    135        $     96

Distributions of Common Stock as consideration for the elimination of DERs                   $     --        $    941

Dividends declared but not yet paid                                                          $     --        $  1,754

D.           CMBS Bonds

             The Company owns subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). As of June 30, 1997 and December 31, 1996, the outstanding balances of the Company's CMBS bonds were $94,806,000 and $89,297,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $24,915,000 and $24,448,000, respectively. Additionally, unrealized holding losses on the CMBS bonds as of June 30, 1997 and December 31, 1996 were $1,431,000 and $3,389,000, respectively.

             In May 1996, two CMBS bonds (Aspen MHC, Series 1994-1 Class C and D-1) with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed, eight years earlier than anticipated. The bonds were acquired on March 8, 1994, for $9,088,000, or 84.25% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during the three and six months ended June 30, 1996.

             In March 1997, the Company contributed its ownership interest in two CMBS bonds (Lehman Capital Corporation Trust Certificate, Series 1994-2 and Series 1994-3) into a newly created trust (Blaylock Mortgage Capital Corporation Multifamily Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed into the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated "BB" and "B" at a cost of $4,801,000, which resulted in the Company having 100% ownership in the five new subordinate classes.

             At June 30, 1997, the outstanding balance of the mortgage loans collateralizing the CMBS bonds was $864,555,000 and the outstanding principal balance of the CMBS bonds that are senior to the Company's CMBS bonds was $766,458,000. The aggregate allowance for credit losses on the Company's CMBS bonds was $12,720,000 at both June 30, 1997 and December 31, 1996. As of June 30, 1997, one mortgage loan with an outstanding balance of $788,000, which collateralized two of the Company's CMBS bonds, has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, depending upon the recovery of indemnification claims made against the bond underwriter. There have been no credit losses charged to operations or write-downs charged against the allowance for credit losses.

             Pursuant to the provisions of certain of the Company's CMBS bonds, principal payments which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At June 30, 1997 and December 31, 1996, $2,209,000 and $1,982,000, respectively, were set aside in reserve accounts and are shown as restricted cash on the balance sheet.

E.           Short-Term Notes Payable

             The Company's Loan and Security Agreement collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D) expires on November 29, 1997. No borrowings were outstanding on this line at June 30, 1997 or December 31, 1996. Advances bear interest based upon a spread over the

London Interbank Offered Rate on Eurodollar Deposits ("LIBOR"). The Loan and Security Agreement contains certain covenants with which the Company was in compliance at June 30, 1997. The amount the Company will be able to borrow under the Loan and Security Agreement is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

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

             During the six months ended June 30, 1997 and 1996, the Company's total management fees pursuant to the Management Agreement were $631,000 and $830,000, respectively. Management fees during the six months ended June 30, 1997 and 1996 included: (i) Base Fees of $341,000 and $335,000, respectively;
(ii) Administrative Fees of $30,000 and $32,000, respectively; (iii) Incentive Fees of $237,000 and $463,000, respectively; and (iv) Acquisition Fees of $23,000 and $0, respectively. Acquisition Fees are capitalized as part of the cost of the acquired CMBS bonds.

             In February 1997, the Board of Directors of Asset Investors formed a special committee to consider of Asset Investors' acquisition of the Manager. If the acquisition is consummated, it would result in Asset Investors assuming the operations of the Manager and its obligations under the Management Agreement.

G.           Stock Option Plan

             The  Company  has  a  Stock   Option  Plan  for  the   issuance  of
non-qualified  stock options to its  directors  and  officers.  Prior to May 30,

1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs"). During the six months ended June 30, 1996, the Company incurred $96,000 of non-cash general and administrative expenses from DERs covering 16,362 shares of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan.

             On May 30, 1996, the Company's stockholders approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. Pursuant to the amendment, the Company incurred a $966,000 charge (a $941,000 non-cash charge from the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the three and six months ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             Commercial Assets, Inc. was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993, the date on which Asset Investors contributed $75,000,000, including $200,000 in cash to the capital of the Company and distributed approximately 70% of the shares of Common Stock of the Company to Asset Investors' stockholders. The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX".

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

             The Company owns, and the Manager administers on the Company's behalf, subordinate debt interests in CMBS bonds issued in securitizations of mortgage loans on multifamily properties. The Company owns 12 CMBS bonds from five commercial mortgage loan securitizations acquired at a cost of $70,146,000. The CMBS bonds had an outstanding principal balance of $94,806,000 at June 30, 1997, and an estimated weighted-average yield-to-maturity before credit losses of 13.3%. At June 30, 1997, approximately 65% of the outstanding principal balance of the Company's CMBS bonds is unrated, and the remaining 35% is rated "BB" through "CCC" by national credit rating agencies. The mortgages which comprise the collateral for the Company's CMBS bonds are secured by apartment communities in 36 states, including 25%, 13% and 8% in Texas, Arizona and Florida, respectively.

             The multifamily mortgage loans that collateralize the Company's CMBS bonds were primarily originated during 1993 and 1994. Capital for mortgage financing during 1993 and 1994 was generally less available than in 1995 and 1996 because of, among other things, the reduced funding of such loans by traditional real estate lenders (e.g. banks, thrifts, pension funds, etc.) in response to significant losses which resulted from falling real estate values in the late 1980s and early 1990s. Accordingly, the Company believes the mortgage loan underwriting procedures applied to mortgage loans originated in 1993 and 1994 were more stringent than underwriting procedures applied to multifamily mortgage loans originated in 1995 and 1996. The Company may benefit from these more stringent underwriting procedures on the mortgage loans that collateralize its CMBS bonds through reduced credit losses in the future. See "FORWARD LOOKING INFORMATION" below.

             Presented below is a schedule of the CMBS bonds owned by the Company as of June 30, 1997 and December 31, 1996 (dollar amounts in thousands).





                                                                         Weighted-                                   Outstanding
                                                              Maturity    Agerage                     Senior          Balance at
                        Description                Coupon       Date       Life (1)      Rating    CMBS Bonds(2)  6/30/97   12/31/96
-------------------------------------------------  ------     --------   ----------      ------    -----------    ------------------
Fannie Mae Multifamily REMIC Trust 1994-M2
     Class C(4)                                     7.99%       1/2001      3.4 yrs.    Unrated      $298,756   $ 10,653   $ 10,704
     Class D(4)                                     8.18%       1/2004      6.2         Unrated                   38,208     38,384
DLJ Mortgage Acceptance Corporation
     Series 1994-MF4, Class B-3                     8.50%       4/2001      3.8            B           89,959      3,136      3,136
     Series 1994-MF4, Class C                       8.50%       4/2001      3.8         Unrated                    4,183      4,183
Kidder, Peabody Acceptance Corporation I
     Series 1993-M2, Class E(5)                     8.88%       8/2021      3.1            BB          79,745     10,000     10,000
Kidder, Peabody Acceptance Corporation I
     Series 1994-M1, Class C                        8.25%      11/2002      4.1            B          176,665      8,930      8,930
     Series 1994-M1, Class D                        8.25%      11/2002      4.3         Unrated                    7,655      7,655
Lehman Capital Corporation Trust Certificate
     Series 1994-2(3)                                                                                                 --      2,143
     Series 1994-3(3)                                                                                                 --      4,162
Blaylock Mortgage Capital Corporation
 Multifamily Trust
     Series 1997-A Class B-3 (3)                    6.42%      10/2003      6.3            BB         121,333      5,352         --
     Series 1997-A Class B-4 (3)                    6.42%      10/2003      6.3            B                       3,345         --
     Series 1997-A Class B-5 (3)                    6.42%      10/2003      6.3            B-                      1,003         --
     Series 1997-A Class B-6 (3)                    6.42%      10/2003      6.3           CCC                      1,003         --
     Series 1997-A Class B-7 (3)                    6.42%      10/2003      6.3         Unrated                    1,338         --
                                                    ----                    ---                      --------   --------   --------
     Total outstanding balance                      8.05%                   5.0 yrs.                 $766,458     94,806     89,297
                                                    ====                    ===                      ========

Unamortized discount (6)                                                                                         (12,605)   (12,077)
Allowance for credit losses (6)                                                                                  (12,720)   (12,720)
Unamortized acquisition costs (6)                                                                                    410        349
                                                                                                                --------   --------
     Amortized cost                                                                                               69,891     64,849
Net unrealized holding losses (6)                                                                                 (1,431)    (3,389)
                                                                                                                --------   --------
     Total net book value                                                                                       $ 68,460   $ 61,460
                                                                                                                ========   ========

------------------------------------------------------------------
1    Remaining weighted-average life at June 30, 1997.
2 The outstanding principal balance at June 30, 1997, of the CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes from a single issuance.
3 In March 1997, the Company contributed Lehman Series 1994-2 and 1994-3 to a trust and in turn received Blaylock Classes B-5, B-6 and B-7 and a partial interest in Classes B-3 and B-4. At the same time, the Company acquired the remaining interests in Blaylock Classes B-3 and B-4.
4    Payment of principal and interest is not guaranteed by FNMA.
5    The Company has a 75.2% ownership interest in this CMBS bond.
6    The amounts are specifically identified to individual CMBS bonds.


                          RESULTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

REIT Income

             REIT income is taxable income computed as prescribed for REITs prior to the dividends paid deduction. The Company's REIT income for the three and six months ended June 30, 1997, was $1,954,000 ($.19 per share) and $3,866,000 ($.38 per share), respectively, compared with $2,546,000 ($.25 per share) and $4,605,000 ($.45 per share), respectively, for the same periods in 1996. The primary reason for the decrease was lower income from CMBS bonds partially offset by reduced management fees and expenses incurred only in 1996 for the elimination of DERs.

             REIT income from CMBS bonds for the three and six months ended June 30, 1997, was $2,337,000 ($.22 per share) and $4,559,000 ($.44 per share), respectively, compared with $4,022,000 ($.39 per share) and $6,847,000 ($.67 per share), respectively, for the same periods in 1996. The decrease in REIT income from CMBS bonds was due to the May 1996 redemption of two CMBS bonds, and prepayments on one other CMBS bond during the first half of 1996, partially offset by earnings on CMBS bonds acquired in March 1997.

             In May 1996, two CMBS bonds (Aspen MHC, Series 1994-1 Class C and D-1), with an outstanding principal balance of $9,664,000, were redeemed eight years earlier than anticipated. As a result, the yield on the bonds increased to 18.1% from an originally expected yield of 11.8%. During the six months ended June 30, 1996, the Company's earnings for these bonds were $1,837,000.

             Additionally, during the first half of 1996, the Company received principal prepayments on one of its CMBS bonds. For this particular bond, the Company previously had elected, under the Code, to limit the amount of amortization of the market discount to the lesser of principal received or computed amortization. During the six months ended June 30, 1996, there were $755,000 of principal prepayments from a mortgage collateralizing this bond. As a result of the election, amortization during the first six months of 1996 was $633,000 higher than the same period in 1997 due to prepayments.

             In March 1997, the Company contributed its ownership interest in two CMBS bonds (Lehman Capital Corporation Trust Certificate, Series 1994-2 and Series 1994-3) into a newly created trust (Blaylock Mortgage Capital Corporation Multifamily Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed into the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated "BB" and "B" at a cost of $4,801,000, which resulted in the Company having 100% ownership in the five new subordinate classes. As a result of the restructuring and acquisition, revenues from these CMBS bonds increased by $95,000 during the six months ended June 30, 1997, as compared to the same period in 1996.

             The CMBS bonds have coupon interest rates ranging from 6.4% to 8.9% and a weighted-average yield-to-maturity before credit losses for REIT purposes of 13.3%. The yield from CMBS bonds exceeds the coupon interest rate because the subordinate CMBS bonds were sold to the Company with original issue discount or market discount (i.e., the acquisition prices of the CMBS bonds were less than their par values). Accordingly, the Company amortizes a portion of the discount

(the excess of the outstanding par amount over the net cost), as interest income, on a constant effective yield under the interest method over the life of the CMBS bond. Amortization of the discount into REIT income from certain CMBS bonds is limited to principal received.

             Through June 30, 1997, one mortgage loan with an outstanding balance of $788,000, which collateralized two of the Company's CMBS bonds, has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, depending upon the recovery of indemnification claims made against the bond underwriter. Otherwise, there have been no delinquencies. As of June 30, 1997, there have been no credit losses charged to operations or write-downs charged against the allowance for credit losses. For REIT purposes, credit losses are reflected in income only when they are realized. In future periods, the Company likely will be allocated credit losses on its CMBS bonds, and as a result, REIT income may be adversely impacted. See "FORWARD LOOKING INFORMATION" below.

             Interest income during the three and six months ended June 30, 1997, was $49,000 ($.01 per share) and $160,000 ($.02 per share), respectively, compared with $64,000 ($.01 per share) and $71,000 ($.01 per share), respectively, for the same periods in 1996. The increase in interest income during the six months ended June 30, 1997, as compared to the same period in 1996 is due to investing the proceeds from the May 1996 redemption of two CMBS bonds into highly liquid, short-term investments. Interest income during the three months ended June 30, 1997, was lower than that of the preceding quarter and the same quarter in 1996 because of the $4,801,000 of short-term investments used to acquire interests in Blaylock Classes B-3 and B-4 in March 1997.

             The Company's management fees were $311,000 ($.03 per share) and $608,000 ($.06 per share), respectively, for the three and six months ended June 30, 1997, compared with $452,000 ($.04 per share) and $830,000 ($.08 per share), respectively, for the same periods in 1996. Specifically, Incentive Fees declined by $153,000 and $226,000, respectively, Administrative Fees increased by $1,000 and decreased by $2,000, respectively, and Base Fees increased by $11,000 and $6,000, respectively. The decreases in Incentive Fees were primarily due to decreases in REIT income of $592,000 and $739,000, respectively. In addition, the average Ten-Year U.S. Treasury Rate was 33 basis points higher during the six months ended June 30, 1997, as compared to the same period in 1996 which had the effect of raising the threshold above which Incentive Fees are paid. The increase in Base Fees was primarily due to the $4,801,000 acquisition of Blaylock bonds in March 1997 and unrealized holding gains on the CMBS bonds causing the net carrying value of the bonds to increase.

             The Company incurred $23,000 of Acquisition Fees during the six months ended June 30, 1997, relating to the purchase of interests in Blaylock Classes B-3 and B-4. These Acquisition Fees are capitalized and amortized over the life of the related bonds. No Acquisition Fees were incurred during the six months ended June 30, 1996.

             In February 1997, the Board of Directors of Asset Investors formed a special committee for the consideration of Asset Investors' acquisition of the Manager. If the acquisition is consummated, it would result in Asset Investors assuming the operations of the Manager and its obligations under the Management Agreement.

             General and administrative expenses of the Company were $121,000 ($.01 per share) and $245,000 ($.02 per share), respectively, for the three and six months ended June 30, 1997, compared with $120,000 ($.01 per share) and $512,000 ($.05 per share), respectively, for the same periods in 1996. General and administrative expenses decreased during the six months ended June 30, 1997, compared with the same period in 1996, due to lower shareholder relations expenses and the elimination of DER expense pursuant to the May 1996 amendment to the Stock Option Plan.

             On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan at their annual meeting permitting the Company to issue shares of Common Stock in the second quarter of 1996 to the holders of stock options who voluntarily gave up their DERs. The amendment also eliminated provisions in the Stock Option Plan that would have permitted the issuance of DERs in connection with stock options granted in the future. The issuance of Common Stock in exchange for the right to receive DERs resulted in a one-time, non-cash charge to income of $966,000 ($941,000 for the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the second quarter of 1996.

             During the six months ended June 30, 1996, interest expense on the Company's short-term notes payable was $5,000 ($.00 per share). There was no interest expense during the six months ended June 30, 1997. The decrease is the result of repayment of short-term borrowings during the first half of 1996.

Dividend Distributions

             In May 1997, the Company declared a second quarter dividend of $.17 per share which was paid on June 30, 1997, to stockholders of record on June 16, 1997. This was the eleventh consecutive regular quarterly dividend of $.17 per share.

Book Income

             For the three and six months ended June 30, 1997, the Company earned book income computed in accordance with GAAP of $1,810,000 ($.17 per share) and $3,545,000 ($.34 per share), respectively, compared with $1,992,000 ($.19 per share) and $3,599,000 ($.35 per share), respectively, for the same periods in 1996. The $54,000 ($.01 per share) decrease in book income for the six months was due to reasons previously discussed: lower revenues from the early redemption of the two CMBS bonds partially offset by income on newly acquired bonds, increased interest income, lower management fees and general and administrative expenses and no DER elimination expense. The election regarding the amortization of the pricing discount on the bond with the $755,000 principal prepayment was for REIT income purposes only. The prepayment did not have an impact on book income during the six months ended June 30, 1996.

Reconciliation of REIT Income and Book Income

             The Company computes its income in accordance with the Code (REIT income) and in accordance with GAAP (book income). As a REIT, the Company's REIT income is the basis upon which the Code requires the Company to make distributions to its stockholders. However, because the Company's Common Stock is registered with the Securities and Exchange Commission, the Company is also required to report its financial position and income in accordance with GAAP.

             During the three and six months ended June 30, 1997, REIT income exceeded book income by $144,000 ($.01 per share) and $321,000 ($.03 per share), respectively. Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur (as of June 30, 1997, no credit losses had been realized) and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds; and (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

             The Company uses its cash flows from operating activities and other capital resources to provide working capital to support its operations, for making distributions to its stockholders, for the acquisition of portfolio assets and for the repayment of short-term borrowings. For the six months ended June 30, 1997 and 1996, cash flows provided by operating activities were $3,087,000 and $3,002,000, respectively. As of June 30, 1997, the Company had $3,082,000 in cash and cash equivalents, which the Company currently intends to use to pay its expenses, make dividend distributions to stockholders and acquire portfolio assets. See "FORWARD LOOKING INFORMATION" below.

             During March 1997, the Company acquired interests in Blaylock Mortgage Capital Corporation Multifamily Trust Classes B-3 and B-4 for $4,703,000 plus acquisition and transaction costs of $98,000. The acquired interests in the new bond classes are rated "BB" and "B", had a principal balance of $5,737,000 at acquisition, and pay a coupon of 6.4% per annum. The estimated weighted-average yield-to-maturity before credit losses of the acquired CMBS bonds is 10.0% per annum.

             The Company's Loan and Security Agreement collateralized by four CMBS bonds expires on November 29, 1997. No borrowings were outstanding on this line at June 30, 1997 or December 31, 1996. Advances bear interest based upon a spread over LIBOR. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at June 30, 1997. The amount the Company will be able to borrow under the Loan and Security Agreement is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

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

             As a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income, 85% of which must be declared during the tax year and distributed by January 31 of the subsequent year. The remainder is required to be distributed prior to filing the tax return for the year. At June 30, 1997, the Company had cumulative REIT income in excess of distributions of $1,629,000. By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its stockholders 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level. See "FORWARD LOOKING INFORMATION" below.

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

             Under the Code, the Company has elected an income recognition methodology for certain of its CMBS bonds that computes income attributable to the amortization of market discount as the lesser of: (i) the amount of principal received from the CMBS bond during the year; or (ii) the computed discount amortization. The effect of this election is to defer a portion of the amount of the Company's REIT income from non-cash discount amortization from the early years in the life of the applicable bonds to later years when significant repayments of principal are expected to be received. The Company was able to make this election on seven CMBS bonds which had an outstanding principal balance of $60,902,000 at June 30, 1997.

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

             The management and the Board of Directors of the Company are continuously evaluating the Company's existing investments, structure and strategy and considering whether changes are warranted. The goal of management and the Board of Directors is to invest in assets with the greatest risk-adjusted rates of return. A change in the Company's existing portfolio may impact the nature of the Company's assets, future REIT income and resulting dividends of the Company. See "FORWARD LOOKING INFORMATION" below.

                         CMBS BOND YIELD CONSIDERATIONS

Defaults

             The yields on the CMBS bonds acquired by the Company are extremely sensitive to the amount and timing of defaults and the severity of losses on the mortgage loans collateralizing such CMBS bonds. The Company's right, as a holder of subordinate CMBS bonds, to distributions of principal and interest is subordinate to the more senior classes of CMBS bonds. Actual losses on the loans take place after default on the loan, when the proceeds from the foreclosure sale of the real estate are less than the unpaid balance of the mortgage loan plus interest advances and foreclosure costs. Such losses will be allocated first to the subordinate first-loss CMBS bonds prior to being allocated to the more senior CMBS bond classes. As of June 30, 1997, one of the mortgages with an outstanding balance of $788,000 that collateralized two of the Company's CMBS bonds has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, depending upon the recovery of indemnification claims made against the bond underwriter. Otherwise, there have been no delinquencies. The CMBS bonds the Company owns are more speculative than the senior CMBS bond classes and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest.

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

Prepayments

             The aggregate amount of distributions on the Company's CMBS bonds and their yields also will be affected by the amount and timing of principal prepayments on the mortgage loans. Generally, all payments of principal, including prepayments, on the mortgage loans will be paid to the holders of any more senior classes of CMBS bonds before principal payments are paid to the subordinate bond classes held by the Company. Because of this, when computing yields-to-maturity on its CMBS bonds, the Company generally does not consider prepayments from the underlying mortgage loans collateralizing its CMBS bonds. However, because the Company acquires the CMBS bonds at a significant discount from their outstanding principal balance, prepayments of principal on the Company's CMBS bonds may increase the Company's yield on its CMBS bonds.

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

                           FORWARD LOOKING INFORMATION

             Certain statements made by the Company's officers included in, but not limited to, this Form 10-Q Quarterly Report, periodic press releases, oral statements about the Company, and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; investment opportunities; interest rate changes; competition; the availability of financing with terms and prices acceptable to the Company; the Company's ability to maintain or reduce expense levels; and losses on CMBS bonds.

                                     PART II
                                OTHER INFORMATION


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company's 1997 Annual Meeting of Stockholders was held on May 20, 1997. At the meeting, Messrs. Thomas L. Rhodes, Raymond T. Baker, and Thomas C. Fries were elected as Class I Directors to terms expiring in 2000; Mr. Terry Considine was elected as a Class III Director to a term expiring in 1999; and Mr. Bruce D. Benson was elected as a Class II Director to a term expiring in 1998. There were 8,939,364, 8,964,945,
                  8,940,320,  8,961,163,  and  8,941,946  votes  cast  "for" the election of Messrs. Rhodes, Baker, Fries, Considine and Benson, respectively; and 130,035, 104,454, 129,079, 108,236, and 127,453, respectively, votes cast "abstain."


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

Exhibit No.       Description

   10.4(b)*       Second Amendment to Commercial  Assets, Inc. 1993 Stock Option
                  Plan

     27           Financial Data Schedule.
--------------------
*    Management contract or compensatory plan or arrangement.


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

                             COMMERCIAL ASSETS, INC.

                                                        (Registrant)



Date:  August 7, 1997                               By  /s/ Kevin J. Nystrom
                                                        ----------------------
                                                         Kevin J. Nystrom
                                                         Chief Financial Officer