Form 10-Q
period 1997-09-30
COMMERCIAL ASSETS INC
filed 1997-11-12
CIK 910675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 1-22262

                             COMMERCIAL ASSETS, INC.
             (Exact name of registrant as specified in its charter)

                Maryland                                  84-1240911
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification No.)

  3410 South Galena Street, Suite 210                       80231
            Denver, Colorado                              (Zip Code)
(Address of Principal Executive Offices)

                                 (303) 614-9410
              (Registrant's telephone number, including area code)

                      3600 South Yosemite Street, Suite 350
                             Denver, Colorado 80237
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

             As of November 3, 1997, 10,342,009 shares of Commercial Assets, Inc. Common Stock were outstanding.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.     FINANCIAL INFORMATION:

            Item 1.  Condensed Financial Statements:

                     Balance Sheets as of September 30, 1997 (Unaudited)
                       and December 31, 1996................................   1

                     Statements  of Income  for the three and nine  months
                       ended September 30, 1997 and 1996 (Unaudited)........   2

                     Statements  of Cash Flows for the nine  months  ended
                       September 30, 1997 and 1996 (Unaudited)..............   3

                     Notes to Financial Statements (Unaudited)..............   4

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........   9


PART II.    OTHER INFORMATION:

            Item 6.  Exhibits and Reports on Form 8-K.......................  15


                                      (i)


                             COMMERCIAL ASSETS, INC.
                            CONDENSED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                     September 30,     December 31,
                                                                                          1997             1996
                                                                                          ----             ----
Assets                                                                                (Unaudited)

   Cash and cash equivalents                                                            $    3,335       $    8,277
   Accrued interest receivable                                                                 590              597
   Restricted cash                                                                           8,174            1,982
   CMBS bonds                                                                               70,012           61,460
   Other assets, net                                                                           118               90
                                                                                        ----------       ----------

     Total Assets                                                                       $   82,229       $   72,406
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $      111       $      189
   Management fees payable                                                                     885              298
                                                                                        ----------       ----------

     Total Liabilities                                                                         996              487
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares authorized; no
     shares issued or outstanding                                                               --               --

   Common Stock, par value $.01 per share, 75,000,000 shares authorized;
     10,342,009 and 10,315,809 shares issued and outstanding, respectively                     104              103

   Additional paid-in capital                                                               76,724           76,559

   Cumulative dividends declared                                                           (25,565)         (20,295)
   Cumulative net income                                                                    24,970           18,941
                                                                                        ----------       ----------
      Dividends in excess of net income                                                       (595)          (1,354)
                                                                                        ----------       ----------

   Net unrealized holding gains (losses) on CMBS bonds                                       5,000           (3,389)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             81,233           71,919
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   82,229       $   72,406
                                                                                        ==========       ==========


                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                         CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                         --------------------------         -----------------------
                                                           1997              1996             1997             1996
                                                         ---------         ---------        --------         ------
Revenues

   CMBS bonds                                            $  3,423          $  2,038         $  7,660         $ 7,811
   Interest                                                    51               129              211             200
                                                         --------          --------         --------         -------

     Total Revenues                                         3,474             2,167            7,871           8,011
                                                         --------          --------         --------         -------

Expenses

   Management fees                                            886               297            1,494           1,127
   General and administrative                                 104               105              348             549
   Elimination of DERs                                         --                --               --             966
   Interest                                                    --                --               --               5
                                                         --------          --------         --------         -------

     Total Expenses                                           990               402            1,842           2,647
                                                         --------          --------         --------        --------


Net Income                                               $  2,484          $  1,765         $  6,029        $  5,364
                                                         ========          ========         ========        ========


Net income per share                                     $    .24          $    .17         $    .58        $    .52

Weighted-average shares outstanding                        10,342            10,316           10,328          10,224

Dividends per share:
   Regular dividends                                     $    .17          $    .17         $    .51        $    .51
   Special dividends                                           --               .04               --             .04
                                                         --------          --------         --------        --------
                                                         $    .17          $    .21         $    .51        $    .55
                                                         ========          ========         ========        ========


                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             1997           1996
                                                                                             ----           ----

Cash Flows From Operating Activities

   Net income                                                                             $ 6,029         $   5,364
   Adjustments to reconcile net income to net cash flows from operating activities:
      Amortization of discount on CMBS bonds and other assets                              (1,542)           (1,970)
      Issuance of Common Stock for elimination of DERs                                         --               941
      Decrease in accrued interest receivable                                                   7                78
      Decrease (increase) in other assets                                                      39                (9)
      Increase (decrease) in accounts payable and accrued liabilities                         (22)               16
      Increase (decrease) in management fees payable                                          587              (290)
                                                                                          -------         ---------

Net Cash Provided By Operating Activities                                                   5,098             4,130
                                                                                          -------         ---------

Cash Flows From Investing Activities

   Acquisition of CMBS bonds                                                               (4,801)               --
   Principal collections from CMBS bonds                                                       --             9,857
                                                                                          -------         ---------

Net Cash (Used In) Provided By Investing Activities                                        (4,801)            9,857
                                                                                          -------         ---------

Cash Flows From Financing Activities

   Dividends paid                                                                          (5,270)           (3,478)
   Repayments of short-term notes payable                                                      --              (700)
   Issuance of Common Stock                                                                    31                --
                                                                                         --------         ---------

Net Cash Used In Financing Activities                                                      (5,239)           (4,178)
                                                                                         --------         ---------

Cash and Cash Equivalents

   (Decrease) increase                                                                     (4,942)            9,809
   Beginning of period                                                                      8,277               598
                                                                                          -------         ---------

   End of period                                                                         $  3,335         $  10,407
                                                                                         ========         =========


                  See Notes to Condensed Financial Statements.

                             COMMERCIAL ASSETS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

A.           The Company

             Commercial Assets, Inc. (the "Company") was incorporated under the laws of Maryland on August 11, 1993, as a wholly owned subsidiary of Asset Investors Corporation, a Maryland corporation, which is listed on the New York Stock Exchange, Inc. under the symbol "AIC" ("Asset Investors"). Pursuant to the agreement dated August 20, 1993, between Asset Investors and the Company, Asset Investors contributed $75,000,000 to the initial capital of the Company, including $200,000 in cash. On October 12, 1993, Asset Investors distributed approximately 70% of the outstanding common stock, par value of $.01 per share, of the Company ("Common Stock") as a taxable dividend to Asset Investors' stockholders. Prior to the distribution, the Company had not engaged in any activities other than those related to its formation. Asset Investors currently owns approximately 27% of the outstanding Common Stock. The Common Stock is listed on the American Stock Exchange, Inc. under the symbol "CAX."

             The Company has historically owned subordinate class of Commercial Mortgage Backed Securities ("CMBS bonds"). On November 3, 1997, the Company announced that it has restructured its portfolio of CMBS bonds. The Company sold nine CMBS bonds, resecuritized two CMBS bonds and the related restricted cash, and redeemed the remaining CMBS bond. See Subsequent Events below.

B.           Presentation of Financial Statements

             The Condensed Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of September 30, 1997, for the three and nine months then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

C.           Statements of Cash Flows

             Cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents for purposes of reporting cash flows. The Company paid interest expense in cash of $5,000 for the nine months ended September 30, 1996.

             Non-cash investing and financing activities for the nine months ended September 30, 1997 and 1996 were as follows (in thousands):


                                                                                               1997            1996
                                                                                               ----            ----
Principal collections on CMBS bonds transferred to restricted cash                           $  6,192        $  1,104

Unrealized holding gains on CMBS bonds                                                       $  8,389        $    943

Distributions of Common Stock                                                                $    135        $     96



                                                                                               1997            1996
                                                                                               ----            ----

Distributions of Common Stock as consideration for the elimination of DERs                   $     --        $    941

Dividends declared but not yet paid                                                          $     --        $  2,166

D.           CMBS Bonds

             As of September 30, 1997 and December 31, 1996, the outstanding balances of the Company's CMBS bonds were $88,841,000 and $89,297,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $23,829,000 and $24,448,000, respectively. Additionally, the Company recorded unrealized holding gains of $5,000,000 and unrealized holding losses of $3,389,000 on the CMBS bonds as of September 30, 1997 and December 31, 1996, respectively.

             In May 1996, two CMBS bonds with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed, eight years earlier than anticipated. The bonds were acquired on March 8, 1994, for $9,088,000, or 84.25% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during the nine months ended September 30, 1996.

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

             In August 1997, three mortgages backing one of the Company's CMBS bonds were prepaid. As a result of the prepayment, during the three and nine months ended September 30, 1997, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization. The $5,853,000 of principal collections from the repaid mortgages was transferred to restricted cash pursuant to the terms of the indenture to support the eventual payment of more senior classes of CMBS bonds. At September 30, 1997 and December 31, 1996, $8,174,000 and $1,982,000, respectively, were set aside in reserve accounts and are shown as restricted cash on the balance sheet.

             At September 30, 1997, the outstanding balance of the mortgage loans collateralizing the CMBS bonds was $842,174,000 and the outstanding principal balance of the CMBS bonds that are senior to the Company's CMBS bonds was $750,042,000. The aggregate allowance for credit losses on the Company's CMBS bonds was $12,720,000 at both September 30, 1997 and December 31, 1996. As of September 30, 1997, one mortgage loan with an outstanding balance of $788,000, which collateralized two of the Company's CMBS bonds, has been foreclosed. The Company estimates that the loss from this mortgage loan may range from $0 to $425,000, depending upon the recovery of indemnification claims made against the bond underwriter.

E.           Short-Term Notes Payable

             The Company's Loan and Security Agreement collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D) was cancelled in November 1997 upon the sale and resecuritization of these bonds. No borrowings were outstanding on this line at September 30, 1997 or December 31, 1996.

             The Company also has an unsecured line of credit with a bank for $1,000,000. Advances under this line bear interest at prime. Two of the Company's Independent Directors are members of the Advisory Board of the bank. At September 30, 1997 and December 31, 1996, no advances were outstanding on this line of credit.

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

             On September 9, 1997, Asset Investors announced a plan to acquire the assets and operations of the Manager. The acquisition has been approved by Asset Investors' Board of Directors (including its Independent Directors) and is subject to a vote of Asset Investors' stockholders at its annual meeting on November 21, 1997. If the acquisition were consummated, it would result in Asset Investors assuming the operations of the Manager and its obligations under the Management Agreement.

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

             During the nine months ended September 30, 1997 and 1996, the Company's total management fees pursuant to the Management Agreement were $1,517,000 and $1,127,000, respectively. Management fees during the nine months ended September 30, 1997 and 1996 included: (i) Base Fees of $527,000 and

$494,000, respectively; (ii) Administrative Fees of $46,000 and $45,000, respectively; (iii) Incentive Fees of $921,000 and $588,000, respectively; and
(iv) Acquisition Fees of $23,000 and $0, respectively. Acquisition Fees are capitalized as part of the cost of the acquired CMBS bonds.

G.           Stock Option Plan

             The Company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers. Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs"). During the nine months ended September 30, 1996, the Company incurred $96,000 of non-cash general and administrative expenses from DERs covering 16,362 shares of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan.

             On May 30, 1996, the Company's stockholders approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. Pursuant to the amendment, the Company incurred a $966,000 charge (a $941,000 non-cash charge from the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the nine months ended September 30, 1996.

H.           Subsequent Events

             In November 1997, the Company sold nine CMBS bonds, resecuritized two CMBS bonds and the related restricted cash, and had the remaining CMBS bond redeemed by the issuer. Total proceeds from these transactions were approximately $77,000,000 of cash and the Company retained a small residual interest in the resecuritized CMBS bonds. The combined gain from these transactions calculated in accordance with GAAP is approximately $5,000,000, which will be included in results of operations during the fourth quarter of 1997.

             The following unaudited pro-forma information has been prepared assuming the restructuring of the CMBS bonds had been completed at the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the restructuring had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the nine months ended September 30, 1997 and 1996 are as follows (in thousands, except per share data):


                                                                                   1997                    1996
                                                                                ----------              ----------

Revenues                                                                        $    3,147              $    4,934
                                                                                ==========              ==========

Net income (loss) from continuing operations                                    $    2,843              $    3,419
Gain on restructuring of CMBS bonds, net of management fees
                                                                                     6,492                   6,417
                                                                                ----------              ----------

Net income                                                                      $    9,335              $    9,836
                                                                                ==========              ==========

Net income per share                                                            $      .90              $      .96
                                                                                ==========              ==========


             Also in November 1997, the Company declared a fourth quarter dividend consisting of a regular dividend of $.17 per share, a special dividend of $.26 per share and a capital gain distribution of $.17 per share for a total distribution of $.60 per share. The dividend is payable on December 30, 1997, to stockholders of record on December 15, 1997.

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

             The Company's day-to-day operations are performed by the Manager, pursuant to the Management Agreement, which is subject to the annual approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors of the Company. As part of its duties, the Manager presents the Company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, performance and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated officers of the Company. The Manager also currently manages Asset Investors, but on September 9, 1997, Asset Investors announced a plan to acquire the assets and operations of the Manager. The acquisition is subject to a vote of Asset Investors' stockholders at its annual meeting on November 21, 1997. If the acquisition were consummated, it would result in Asset Investors assuming the operations of the Manager and its obligations under the Management Agreement.

             On   November  3,  1997,   the   Company   sold  nine  CMBS  bonds,
resecuritized two CMBS bonds and redeemed the remaining CMBS bond. Total proceeds from these transactions were approximately $77,000,000 of cash and the Company retained a small residual interest in the resecuritized CMBS bonds. The combined gain from these transactions is approximately $5,000,000 for GAAP income purposes and approximately $2,000,000 for REIT income purposes and will be included in the Company's fourth quarter 1997 earnings.

             The Company is currently evaluating its investment opportunities for the proceeds from restructuring its portfolio. Its plans are to acquire equity interests in real estate, but the specific class of real estate has not yet been determined. The Company believes that even though the cash on cash returns to be earned from equity interests in real estate may be less than the returns earned on the portfolio of subordinate classes of CMBS bonds, the change in portfolio assets will reduce the Company's exposure to credit risks and may, under certain circumstances, result in increased opportunities for capital appreciation of the real estate assets acquired.

             Presented below is a schedule of the CMBS bonds previously owned by the Company as of September 30, 1997 and December 31, 1996 (dollar amounts in thousands).


                                                                           Weighted-
                                                                 Maturity   Average               Senior      Outstanding Balance at
                        Description                     Coupon     Date      Life (1)   Rating  CMBS Bonds(2)   9/30/97     12/31/96
-----------------------------------------------------   ------   -------- ----------    ------  -----------   ----------------------
Fannie Mae Multifamily REMIC Trust 1994-M2
     Class C(4)                                          7.99%     1/2001    3.3 yrs.  Unrated    $   293,184   $ 10,627   $ 10,704
     Class D(4)                                          8.18%     1/2004    6.1       Unrated                    32,269     38,384
DLJ Mortgage Acceptance Corporation
     Series 1994-MF4, Class B-3                          8.50%     4/2001    3.5          B            89,296      3,136      3,136
     Series 1994-MF4, Class C                            8.50%     4/2001    3.5       Unrated                     4,183      4,183
Kidder, Peabody Acceptance Corporation I
     Series 1993-M2, Class E(5)                          8.88%     8/2021    2.9          BB           79,744     10,000     10,000
Kidder, Peabody Acceptance Corporation I
     Series 1994-M1, Class C                             8.25%    11/2002    3.8          B           166,900      8,930      8,930
     Series 1994-M1, Class D                             8.25%    11/2002    4.1       Unrated                     7,655      7,655
Lehman Capital Corporation Trust Certificate
     Series 1994-2(3)                                                                                                 --      2,143
     Series 1994-3(3)                                                                                                 --      4,162
Blaylock Mortgage Capital Corporation Multifamily Trust
     Series 1997-A Class B-3 (3)                         6.42%    10/2003    6.1          BB          120,918      5,352         --
     Series 1997-A Class B-4 (3)                         6.42%    10/2003    6.1          B                        3,345         --
     Series 1997-A Class B-5 (3)                         6.42%    10/2003    6.1          B-                       1,003         --
     Series 1997-A Class B-6 (3)                         6.42%    10/2003    6.1         CCC                       1,003         --
     Series 1997-A Class B-7 (3)                         6.42%    10/2003    6.1       Unrated                     1,338         --
                                                         ----                ---                  -----------   --------   --------
     Total outstanding balance                           8.04%               4.8 yrs.             $   750,042     88,841     89,297
                                                         ====                ===                  ===========

Unamortized discount (6)                                                                                         (11,499)   (12,077)
Allowance for credit losses (6)                                                                                  (12,720)   (12,720)
Unamortized acquisition costs (6)                                                                                    390        349
                                                                                                                --------   --------
     Amortized cost                                                                                               65,012     64,849
Net unrealized holding losses (6)                                                                                  5,000     (3,389)
                                                                                                                --------   --------
     Total net book value                                                                                       $ 70,012   $ 61,460
                                                                                                                ========   ========

------------------------------------------------------------------

1    Remaining weighted-average life at September 30, 1997.
2 The outstanding principal balance at September 30, 1997, of the CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes from a single issuance.
3 In March 1997, the Company contributed Lehman Series 1994-2 and 1994-3 to a trust and in turn received Blaylock Classes B-5, B-6 and B-7 and a partial interest in Classes B-3 and B-4. At the same time, the Company acquired the remaining interests in Blaylock Classes B-3 and B-4.
4 Payment of principal and interest is not guaranteed by FNMA. The Company owns the trust receipt, which has an interest in these two bonds.
5    The Company has a 75.2% ownership interest in this CMBS bond.
6    The amounts are specifically identified to individual CMBS bonds.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REIT Income

             REIT income is taxable income computed as prescribed for REITs prior to the dividends paid deduction. The Company's REIT income for the three and nine months ended September 30, 1997, was $4,124,000 ($.40 per share) and $7,990,000 ($.77 per share), respectively, compared with $1,986,000 ($.19 per share) and $6,591,000 ($.64 per share), respectively, for the same periods in 1996. The primary reason for the increase was higher income from CMBS bonds and expenses incurred for the elimination of DERs in 1996 partially offset by increased management fees.

             REIT income from CMBS bonds for the three and nine months ended September 30, 1997, was $5,062,000 ($.49 per share) and $9,621,000 ($.93 per share), respectively, compared with $2,259,000 ($.22 per share) and $9,106,000 ($.89 per share), respectively, for the same periods in 1996. The increase in REIT income from CMBS bonds was due to August 1997 prepayments on one of the CMBS bonds and earnings on CMBS bonds acquired in March 1997 offset by the May 1996 redemption of two CMBS bonds and prepayments on one other CMBS bond during the first half of 1996.

             In May 1996, two CMBS bonds with an outstanding principal balance of $9,664,000 were redeemed eight years earlier than anticipated. As a result, the yield on the bonds increased to 18.1% from an originally expected yield of 11.8%. During the nine months ended September 30, 1996, the Company's earnings for these bonds were $1,837,000.

             In 1997 and 1996,  the Company  received  principal  prepayments on mortgages backing two of its CMBS bonds. For these particular bonds, the Company previously had elected, under the Code, to limit the amount of amortization of the market discount to the lesser of principal received or computed amortization. During the nine months ended September 30, 1997, there were $5,853,000 of principal prepayments compared to $755,000 of principal prepayments for the same period in 1996. Primarily, as a result of the elections and prepayments, amortization during the three and nine months ended September 30, 1997, was $2,257,000 and $1,639,000, respectively, higher than the same periods in 1996. In addition, a prepayment penalty fee of $482,000 was received during the three and nine months ended September 30, 1997.

             In March 1997, the Company contributed its ownership interest in two CMBS bonds (Lehman Capital Corporation Trust Certificate, Series 1994-2 and Series 1994-3) into a newly created trust (Blaylock Mortgage Capital Corporation Multifamily Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed into the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes, which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated "BB" and "B" at a cost of $4,801,000, which resulted in the Company having 100% ownership in the five new subordinate classes. As a result of the restructuring and acquisition, revenues from these CMBS bonds increased by $73,000 and $168,000, respectively, during the three and nine months ended September 30, 1997, as compared to the same periods in 1996.

             Interest income during the three and nine months ended September 30, 1997, was $51,000 ($.00 per share) and $211,000 ($.02 per share), respectively, compared with $129,000 ($.01 per share) and $200,000 ($.02 per share), respectively, for the same periods in 1996. Interest income during the three months ended September 30, 1997, was lower than the same period in 1996 because of the $4,801,000 of short-term investments used to acquire interests in Blaylock Classes B-3 and B-4 in March 1997. The Company anticipates that interest income will increase while the proceeds from the restructuring of the CMBS bond portfolio are invested in cash equivalents. See "FORWARD LOOKING INFORMATION" below.

             The Company's management fees were $886,000 ($.09 per share) and $1,494,000 ($.14 per share), respectively, for the three and nine months ended September 30, 1997, compared with $297,000 ($.03 per share) and $1,127,000 ($.11 per share), respectively, for the same periods in 1996. Specifically, Incentive Fees increased by $559,000 and $333,000, respectively, Administrative Fees increased by $3,000 and $1,000, respectively, and Base Fees increased by $27,000 and $33,000, respectively. The increases in Incentive Fees were primarily due to increases in REIT income of $2,138,000 and $1,399,000, respectively. The impact of the increase in REIT income was partially offset by an increase in the average Ten-Year U.S. Treasury Rate during the nine months ended September 30, 1997, as compared to the same period in 1996 which had the effect of raising the threshold above which Incentive Fees are paid. The increase in Base Fees was primarily due to the $4,801,000 acquisition of Blaylock bonds in March 1997 and unrealized holding gains on the CMBS bonds causing the net carrying value of the bonds to increase.

             The Company incurred $23,000 of Acquisition Fees during the nine months ended September 30, 1997, relating to the purchase of interests in Blaylock Classes B-3 and B-4. These Acquisition Fees are capitalized and amortized over the life of the related bonds. No Acquisition Fees were incurred during the nine months ended September 30, 1996.

             General and administrative expenses of the Company were $103,000 ($.01 per share) and $348,000 ($.03 per share), respectively, for the three and nine months ended September 30, 1997, compared with $105,000 ($.01 per share) and $617,000 ($.06 per share), respectively, for the same periods in 1996. General and administrative expenses decreased during the nine months ended September 30, 1997, compared with the same period in 1996, due to lower shareholder relations expenses, lower consulting and accounting expenses and the elimination of DER expense pursuant to the May 1996 amendment to the Stock Option Plan.

             On May 30, 1996, the Company's stockholders approved an amendment to the Stock Option Plan at their annual meeting permitting the Company to issue shares of Common Stock in the second quarter of 1996 to the holders of stock options who voluntarily gave up their DERs. The amendment also eliminated provisions in the Stock Option Plan that would have permitted the issuance of DERs in connection with stock options granted in the future. The issuance of Common Stock in exchange for the right to receive DERs resulted in a one-time, non-cash charge to income of $966,000 ($941,000 for the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during the second quarter of 1996.

             During the nine months ended September 30, 1996, interest expense on the Company's short-term notes payable was $5,000 ($.00 per share). There was no interest expense during the nine months ended September 30, 1997. The decrease is the result of repayment of short-term borrowings during the first half of 1996.

Dividend Distributions

             In September 1997, the Company declared a third quarter dividend of $.17 per share which was paid on September 30, 1997, to stockholders of record on September 18, 1997. This was the twelfth consecutive regular quarterly dividend of $.17 per share.

             As a result of the restructuring of the CMBS bonds and other transactions, in November 1997, the Company announced that its regular fourth quarter 1997 dividend will be $.17 per share plus a $.26 per share special dividend. Additionally, the Company will pay a $.17 per share capital gain distribution subject to tax on the stockholders at their applicable capital gain tax rates. These distributions add to a total fourth quarter 1997 dividend of $.60 per share, which will be paid on December 30, 1997, to stockholders of record on December 15, 1997.

             The Company plans to invest the proceeds from restructuring its CMBS bond portfolio in cash equivalents until equity investments in real estate are acquired. The returns from such interim investments are expected to be less than the Company's historical returns from its CMBS bonds. Accordingly, the Company's quarterly dividends are expected to decline to $.13 per share in 1998, assuming no reinvestment of the proceeds in real estate and consistent levels of operating expenses and interim investment returns. However, if the Company is able to invest the proceeds in classes of real estate that generate higher returns than those earned from the interim investments, future quarterly dividends may improve from these projected levels. See "FORWARD LOOKING INFORMATION" below.

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

             During the three and nine months ended September 30, 1997, REIT income exceeded book income by $1,640,000 ($.16 per share) and $1,961,000 ($.19 per share), respectively. Substantially all of this difference is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur (as of September 30, 1997, no credit losses had been realized) and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in interest income from CMBS bonds; and (ii) the method of amortizing purchase price discounts, which for REIT income purposes is subject to certain limitations not applicable for book income purposes.

             For the three and nine months ended September 30, 1997, the Company earned book income computed in accordance with GAAP of $2,484,000 ($.24 per share) and $6,029,000 ($.58 per share), respectively, compared with $1,765,000 ($.17 per share) and $5,364,000 ($.52 per share), respectively, for the same periods in 1996. The variances in book income between 1997 and 1996 are due to reasons previously discussed. However, because of the different methods of amortizing purchase price discounts for GAAP and REIT purposes, the redemptions, prepayments and purchases of CMBS bonds noted above caused GAAP revenues from CMBS bonds for the three and nine months ended September 30, 1997, to increase by $887,000 and decrease by $428,000, respectively, as compared to the same periods in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

             The Company uses its cash flows from operating activities and other capital resources to provide working capital to support its operations, for making distributions to its stockholders, for the acquisition of portfolio assets and for the repayment of short-term borrowings. For the nine months ended September 30, 1997 and 1996, cash flows provided by operating activities were $5,098,000 and $4,130,000, respectively. As of September 30, 1997, the Company had $3,335,000 in cash and cash equivalents.

             In November 1997, the Company restructured its portfolio of CMBS bonds by selling nine CMBS bonds, resecuritizing two CMBS bonds and having redeeming the remaining CMBS bonds redeemed by the issuer. The net proceeds from these transactions were approximately $77,000,000.

             The Company's Loan and Security Agreement collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D) was cancelled in November 1997 upon the sale and resecuritization of these bonds. No borrowings were outstanding on this line at September 30, 1997 or December 31, 1996.

             The Company also has an unsecured line of credit with a bank for $1,000,000. Advances under this line bear interest at prime. Two of the Company's Independent Directors are members of the Advisory Board of the bank. At September 30, 1997 and December 31, 1996, no advances were outstanding on this line of credit.

             The Company is currently evaluating its investment opportunities for the proceeds from restructuring its portfolio. Its plans are to acquire equity interests in real estate, but the specific class of real estate has not yet been determined. The Company believes that even though the cash on cash returns to be earned from equity interests in real estate may be less than the returns earned on the portfolio of subordinate classes of CMBS bonds, the change in portfolio assets will reduce the Company's exposure to credit risks and may, under certain circumstances, result in increased opportunities for capital appreciation of the real estate assets acquired. There is no assurance the Company will be able to identify new asset acquisition opportunities that meet the Company's acquisition criteria. See "FORWARD LOOKING INFORMATION" below.

             Until the Company invests in equity interests in real estate, the proceeds from the restructuring of the CMBS bond portfolio will be invested in cash equivalents. As a result, the Company anticipates that earnings and cash flow will be lower than 1996 and the first nine months of 1997. See "FORWARD LOOKING INFORMATION" below.

             As a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 85% of ordinary REIT income and 95% of capital gains income. The dividends must be declared during the tax year and distributed by January 31 of the subsequent year. The remaining REIT and capital gains income is required to be distributed prior to filing the tax return for the year. To meet these requirements, in November 1997, the Company declared a total fourth quarter dividend of $.60 per share comprised of a regular dividend of $.17 per share, a special dividend of $.26 per share, and a capital gain distribution of $.17 per share. Undistributed earnings at December 31, 1997, after distribution of the fourth quarter dividend, are expected to be $1,121,000 or $.11 per share and will be distributed in 1998. By qualifying for the favorable tax treatment accorded to a REIT and by distributing to its stockholders 100% of the Company's REIT income, the Company generally will not be required to pay income tax at the corporate level. See "FORWARD LOOKING INFORMATION" below.

                           FORWARD LOOKING INFORMATION

         The statements contained in this Form 10-Q Quarterly Report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Operating results depend primarily on income from equity interests in real estate, cash equivalents and CMBS bonds, which, in turn, are substantially influenced by the risks inherent on owning real estate or debt secured by real estate including, among other things: (i) the demand for and supply of real estate assets, which meet the Company's investment criteria; (ii) operating expense levels; (iii) interest rate levels; and (iv) the pace and price at which the Company can acquire or develop real estate assets. Capital and credit market conditions, which affect the Company's cost of capital, also influence operating results.

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

                                              COMMERCIAL ASSETS, INC.
                                              (Registrant)



Date:  November 10, 1997                      By  /s/ Diane Schott Armstrong
                                                ----------------------------
                                                Diane Schott Armstrong
                                                Controller