Form 10-K
period 1997-12-31
COMMERCIAL ASSETS INC
filed 1998-03-31
CIK 910675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      (Mark one)

          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

                                       OR




                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____________ to ____________

                         Commission file number 1-22262

                             COMMERCIAL ASSETS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Maryland                                   84-1240911
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

     3410 Galena Street, Suite 210                           80231
            Denver, Colorado                               (Zip Code)
(Address of Principal Executive Offices)

         Registrant's telephone number, including area code:  (303) 614-9410

         Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
         Common Stock,                      American Stock Exchange, Inc.
   par value $.01 per share

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of February 27, 1998, 10,342,009 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the Common Stock on that date as reported on the American Stock Exchange, Inc.) held by non-affiliates was approximately $48,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1997


Item                                                                        Page
                                     PART I
1.    Business
           Manager..........................................................   2
           Taxation of the Company..........................................   2
           Competition......................................................   3
           Financial Information about Industry Segments....................   3
           Capital Resources................................................   3
           Dividend Reinvestment Plan.......................................   4
           Restrictions on and Redemptions of Common Stock..................   4
           Employees........................................................   4

2.    Properties............................................................   5

3.    Legal Proceedings.....................................................   5

4.    Submission of Matters to a Vote of Security Holders...................   5

                                     PART II

5.    Market For Registrant's Common Equity and Related
        Stockholder Matters.................................................   5

6.    Selected Financial Data...............................................   5

7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................   6

8.    Financial Statements and Supplementary Data...........................   9

9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................................   9

                                    PART III

10.   Directors and Executive Officers of the Registrant...................   9

11.   Executive Compensation...............................................   10

12.   Security Ownership of Certain Beneficial Owners and Management.......   10

13.   Certain Relationships and Related Transactions.......................   11

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    11

     Signatures...........................................................    15




                                       (i)

                                     PART I


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other Company filings (collectively, the "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

Item 1.  Business.

Commercial Assets, Inc., a Maryland corporation formed in August 1993, (together with its consolidated subsidiaries, the "Company") is a real estate investment trust ("REIT"). Initially, it was a wholly-owned subsidiary of Asset Investors Corporation ("Asset Investors"). Asset Investors contributed $75 million to the initial capital of the Company and in October 1993, it distributed approximately 70% of the Company's outstanding common stock ("Common Stock") as a taxable dividend to Asset Investors' stockholders. Asset Investors currently owns approximately 27% of the outstanding Common Stock and provides certain management services to the Company. The Common Stock is listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. The Company's subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the risk of default on the underlying collateral and provided credit support for the more senior tranches.

In 1997, the Company announced that it intended to redeploy its assets from subordinate CMBS bonds in order to achieve greater risk adjusted rates of return from other types of real estate-related investments. As a result thereof, the Company restructured its subordinate CMBS bonds in November 1997 by selling, redeeming and resecuritizing various CMBS bonds. The Company received $77.7 million in cash and a small residual interest in two CMBS bonds from such restructuring. The Company has temporarily invested its funds in government securities and other cash equivalents until such time as it determines which type of assets to invest in.

The Company's goals are to: (i) generate income in order to pay dividends to its stockholders by managing its assets; and (ii) preserve stockholders' equity. Since the Company's funds are temporarily invested in short-term, liquid investments, the return from such investments is likely to be less than returns in prior years. Once the Company determines which assets to invest its funds in on a long term basis, it expects to increase its returns. There can be no assurance, however, that the Company will achieve its objectives.

The Company's principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and its telephone number is (303) 614-9410.

Manager

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through March 31, 1998 (the "Management Agreement"). From inception through September 1996, the Manager was related to MDC Holdings, Inc. ("MDC"). In September 1996, an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired Financial Asset Management, LLC ("FAM"), the Manager at such time, from MDC. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors who is now the current Manager. Messrs. Considine and Rhodes are the Co-Chairmen of the Board of Directors and Co-Chief Executive Officers of both the Company and Asset Investors and Mr. Benson is a director of both companies.

The Management Agreement is approved by the Company's independent directors and may be terminated by either party with or without cause at any time upon 60 days' written notice. The Manager provides all personnel and related overhead necessary to conduct the regular business of the Company. Pursuant to the Management Agreement, the Manager receives a "Base Fee," an "Incentive Fee," and an "Acquisition Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's "average invested assets." At the present time, no Base Fee is being paid to the Manager as effectively all of the Company's assets are cash equivalents. Once the Company determines what assets it will invest its cash balances in, the Base Fee is expected to resume. The Incentive Fee equals 20% of the amount by which the Company's REIT income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. The Company does not expect to pay Incentive Fees until the Company's funds are reinvested. The Manager receives an Acquisition Fee equal to 1/2 of 1% of the cost of each asset acquired. The Company expects to pay Acquisition Fees in 1998.

The Company has agreed to indemnify the Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the Manager made in good faith and in accordance with the standards set forth in the Management Agreement.

Taxation of the Company

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and the Company intends to continue to operate in such a manner. The Company's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

If the Company qualifies for taxation as a REIT, it will generally not be subject to Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate rates on its taxable income (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed income.

If in any taxable year the Company fails to qualify as a REIT and incurs additional tax liability, the Company might need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax treatment.

Competition

The Company is likely to compete with others, including other REITs, for the assets it ultimately determines to invest its funds in. Such entities are likely to have greater financial resources than the Company and may be conducting business activities through business forms, which may, among other things, not be subject to the operating restrictions placed on REITs. Competition with such entities may increase the price the Company pays for the assets it elects to invest in.

Financial Information about Industry Segments

The Company has operated in one industry segment, the ownership of CMBS bonds backed by mortgage loans on commercial real estate. See the consolidated financial statements and notes thereto included in Item 8 of this Report on Form 10-K for financial information relating to the Company.

Capital Resources

The Company received $77.7 million from the restructuring of its subordinate CMBS bonds in November 1997. The Company plans to use such funds to provide working capital to support its operations, to make investments and for the payment of dividends to its stockholders. The Company may finance its operations by entering into credit agreements or long-term borrowing arrangements and by issuing additional Common Stock or Preferred Stock. In addition, the Company may issue notes or other debt instruments.

Without further stockholder action, the Company is authorized to issue up to 75,000,000 shares of Common Stock, of which 10,342,009 shares were issued and outstanding as of February 27, 1998. Future offerings of Common Stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the Common Stock. The Company is unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors.

In addition, the Board of Directors is authorized to issue 25,000,000 shares of Preferred Stock, par value $.01 per share, without further action by the Company's stockholders. Depending on the terms set by the Board of Directors, the authorization and issuance of Preferred Stock could adversely affect existing stockholders. The effects could include, among other things, dilution of ownership interests, restrictions on dividends and preferences to holders of a new class of stock in distributions, including preferences upon liquidation. At this time, the Company does not expect to issue Preferred Stock.

Dividend Reinvestment Plan

The Company has an Automatic Dividend Reinvestment Plan administered by Norwest Shareowner Services. The plan provides the Company's stockholders a method of investing cash dividends paid by the Company in additional shares of Common Stock purchased in the open market. The plan also permits participants to purchase Common Stock in the open market with voluntary cash payments.

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

Each stockholder is required, upon demand, to disclose to the Board of Directors in writing such information with respect to direct and indirect ownership of Common Stock as the Board of Directors deems prudent in protecting the REIT status of the Company.

Employees

Pursuant to the Management Agreement, the Manager provides all personnel necessary to conduct the regular business of the Company. Consequently, the Company has no employees. Certain employees of the Manager serve as officers of the Company.

Item 2.  Properties.

The Company does not own or lease any real estate or physical property.

Item 3.  Legal Proceedings.

At February 28, 1998, there were no legal proceedings, pending or threatened, to which the Company or any of its subsidiaries were a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is listed on the AMEX under the symbol "CAX." The high and low closing sales prices of the Common Stock as reported in published financial sources and certain dividend information for the periods indicated were as follows:

                                                                    Regular          Special        Capital Gain
                                                                   Dividends        Dividends         Dividends
1997                              High              Low            Declared          Declared         Declared
                                  ----              ---            --------          --------         --------
   First Quarter                $   7           $    6-3/8          $  .17           $   --            $   --
   Second Quarter                 6-11/16           6-3/16             .17               --                --
   Third Quarter                   7-3/16            6-5/8             .17               --                --
   Fourth Quarter                 7-11/16           6-9/16             .17              .26               .17
1996
   First Quarter                $   6-1/8       $    5-3/4          $  .17           $   --            $   --
   Second Quarter                   6-1/4            5-3/4             .17               --                --
   Third Quarter                    6-1/2            5-7/8             .17              .04                --
   Fourth Quarter                   6-3/4           6-3/16             .17               --                --


As of February 27, 1998, 10,342,009 shares of Common Stock were issued and outstanding and were held by 1,650 stockholders of record. The Company estimates there were an additional 8,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

The Company, as a REIT, is required to distribute annually to holders of Common Stock at least 95% of its "real estate investment trust taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. The future payment of dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's financial condition, its capital requirements, and annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data.

The Company's selected financial data, set forth below, has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto. The data as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, is included elsewhere in this Report on Form 10-K.

(In thousands, except per share data)

Operating Data:
                                                                                                      Period from
                                                                                                      October 12,
                                                                Year Ended December 31,                1993(1) to
                                             ----------------------------------------------------     December 31,
                                                1997         1996          1995         1994              1993
                                                ----         ----          ----         ----              ----

Revenues                                       $ 10,117      $10,157     $ 9,169       $ 7,064         $    994
Gain on restructuring of bonds                    5,786           --          --            --               --
Net income                                       13,706        6,959       6,376         4,927              679
Basic earnings per share                           1.32          .68         .63           .49              .07
Diluted earnings per share                         1.32          .68         .63           .49              .07
Regular dividends per share                         .68          .68         .68           .50              .07
Special dividends per share                         .26          .04          --           .03               --
Capital gain dividends per share                    .17           --          --            --               --
Weighted-average common shares outstanding       10,332       10,247      10,104        10,047           10,039
Weighted-average common shares and common
    share equivalents outstanding                10,371       10,254      10,108        10,048           10,039
---------------------

1   Date operations commenced.



Balance Sheet Data:                                                       December 31,
                                             -----------------------------------------------------------------------
                                                1997          1996         1995         1994            1993
                                                ----          ----         ----         ----            ----

Cash and cash equivalents                     $   74,153   $    8,277    $      598   $  12,367       $ 66,302
CMBS bonds                                         1,981       61,460        69,503      74,046          8,723
Total assets                                      78,148       72,406        71,590      87,604         75,216
Total stockholders' equity                        77,705       71,919        70,465      74,672         74,976


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

CMBS Bonds

Income from CMBS bonds was $9,172,000 during 1997 compared to $9,838,000 in 1996. Earnings from CMBS bonds decreased by $1,138,000 because there were no earnings in November or December 1997 subsequent to the restructuring of the CBMS bond portfolio. This decrease was partially offset by higher income prior to the restructuring. The income from the CMBS bonds prior to the restructuring was higher due to August 1997 prepayments on one bond and earnings on bonds acquired in March 1997 offset by income from the early redemption of two bonds in May 1996 and prepayments on another bond in 1996.

Interest Income

Interest income in 1997 and 1996 was $945,000 and $319,000, respectively. The increase in interest income in 1997 as compared to 1996 is due to investing the proceeds from the restructuring of the CMBS bonds into highly liquid, short-term investments. The average interest rate earned on these funds was 5.44% and 5.14% in 1997 and 1996, respectively.

Management Fees

Management fee expenses were $1,678,000 and $1,425,000, respectively, for 1997 and 1996. The increase in management fees during 1997 compared with 1996 was due to an increase of $311,000 in Incentive Fees, offset by a decrease of $58,000 in Base Fees and Administrative Fees. Prior to the restructuring of the CMBS bond portfolio, the Manager received an Administrative Fee of up to $10,000 per annum for each CMBS bond. The increase in Incentive Fees was due to higher REIT income before Incentive Fees partially offset by an increase in the average Ten-Year U.S. Treasury Rate between 1996 and 1997. The increase in REIT income was primarily a result of gains associated with the restructuring of the CMBS bonds and nonrecurring expenses incurred in 1996 while the increase in the average Ten-Year U.S. Treasury Rate had the effect of raising the threshold above which Incentive Fees are paid. The decrease in Base Fees was due to the decrease in average invested assets as a result of the restructuring of the Company's CMBS bonds.

General and Administrative

General and administrative expenses of the Company were $519,000 and $805,000, respectively, for 1997 and 1996. General and administrative expenses decreased in 1997 compared to 1996 primarily due to lower stockholder relations expenses, lower consulting and accounting expenses and the elimination of the expense from dividend equivalent rights ("DERs") pursuant to the May 1996 amendment to the Company's stock option plan.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

CMBS Bonds

Income from CMBS bonds was $9,838,000 during 1996 compared to $8,980,000 in 1995. The increase in earnings from CMBS bonds was the result of a $1,518,000 increase in discount amortization primarily due to: (i) the May 1996 redemption of two CMBS bonds; and (ii) prepayments on two other CMBS bonds during 1996. The proceeds from the redemption were invested in short-term cash instruments resulting in lower bond interest income subsequent to the redemption.

Interest Income

Interest income in 1996 and 1995 was $319,000 and $189,000, respectively. The increase in interest income in 1996 as compared to 1995 is due to investing the proceeds from the May 1996 redemption of two CMBS bonds into highly liquid, short-term investments. The average interest rate earned on these funds was 5.14% and 5.08% in 1996 and 1995, respectively.

Management Fees

Management fees expenses were $1,425,000 and $1,151,000, respectively, for 1996 and 1995. The increase in management fees during 1996 compared with 1995 was due to an increase of $378,000 in Incentive Fees, offset by decreases of $97,000 in Base Fees and $7,000 in Administrative Fees. The increase in Incentive Fees was due to a $1,830,000 increase in REIT income before Incentive Fees and a decrease in the average Ten-Year U.S. Treasury Rate between 1995 and 1996. The decrease in Base Fees was due primarily to a reduction of invested assets because of a $4,245,000 unrealized holding loss on the CMBS bonds recorded at December 31, 1995, and because of the early redemption of the two CMBS bonds in the second quarter of 1996. The decrease in Administrative Fees was also due to the May 1996 redemption of the two CMBS bonds.

General and Administrative

General and administrative expenses of the Company were $805,000 and $1,393,000, respectively, for 1996 and 1995. General and administrative expenses decreased in 1996 compared to 1995 primarily due to, among other things, elimination of the expense from the accrual of DERs in May 1996 and lower costs for stockholder relations. In addition, general and administrative expenses in 1995 included a one-time expense of $313,000 incurred to have a third party assess the fair value of the Company's net assets.

Elimination of DERs

In May 1996, the Company's stockholders approved an amendment to the Company's stock option plan which permitted the Company to issue shares of Common Stock to the holders of stock options who voluntarily gave up their rights to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs resulted in a one-time charge to income of $966,000 ($941,000 non-cash charge for the issuance of 157,413 shares of Common Stock plus $25,000 of transaction costs) during 1996.

Interest Expense

During 1996 and 1995, interest expense, including non-usage fees on the Company's secured loan agreement, was $2,000 and $249,000, respectively. Due to the cash available from the early redemptions, there were only limited borrowings in 1996.

Dividend Distributions

During each of 1997, 1996 and 1995, the Company declared regular dividends of $.68 per share. In addition, the Company declared special dividends of $.26 per share and $.04 per share in 1997 and 1996, respectively, and a capital gains dividend of $.17 per share in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company has cash and cash equivalents of $74,153,000. The Company's principal demands for liquidity include normal operating activities and dividends paid to stockholders. In addition, the Company intends to invest such funds in a class of assets that it has not yet determined.

Net cash provided by operating activities was $4,428,000 during 1997, compared to $5,920,000 during 1996. The decrease was primarily a result of changes in other assets. Net cash provided by investing activities was $72,892,000 during 1997 compared to $9,857,000 in 1996. Investing activities in 1997 included $77,693,000 of net cash provided from the restructuring of its CMBS bonds. Net cash used in financing activities increased to $11,444,000 in 1997 compared to $8,098,000 in 1996 primarily due to increased dividends.

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, which was cancelled in November 1997 upon the sale and resecuritization of the CMBS bonds. No borrowings were outstanding on this line at December 31, 1996. In addition, the Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. No advances were outstanding on this line of credit at December 31, 1997 or 1996.

                              YEAR 2000 COMPLIANCE

The Company utilizes numerous accounting and reporting software packages and computer hardware to conduct its business, the majority of which already comply with year 2000 requirements. Management believes that the cost of modification or replacement of non-compliant accounting and reporting software and hardware will not be material to the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.

The independent auditor's reports, consolidated financial statements and schedules listed in the accompanying index are filed as part of this Report on Form 10-K and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Board of Directors and Officers" in the Proxy Statement in connection with the Company's 1998 Annual Meeting of Stockholders which is to be filed by the Company after the date this Report on Form 10-K is filed (the "Proxy Statement") is hereby incorporated by reference.

Executive Officers of the Registrant

The Executive Officers of the Company as of February 28, 1998 are:

         Name      Age            Position with the Company
--------------------------------------------------------------------------------
Terry Considine     50   Co-Chairman of the Board of Directors and Co-Chief
                           Executive Officer
Thomas L. Rhodes    58   Co-Chairman of the Board of Directors and Co-Chief
                           Executive Officer
David M. Becker     38   Chief Financial Officer

Terry Considine has been Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company and Asset Investors since September 1996. He is the sole owner of Considine Investment Co. and has also been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), one of the largest apartment REITs in the United States since July 1994. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College and a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar.

Mr. Considine has had substantial real estate experience. From 1975 through July 1994, partnerships or other entities in which Mr. Considine had controlling interests invested in approximately 35 multifamily apartment properties and commercial real estate properties. Six of these real estate assets (four of which were multifamily apartment properties and two of which were office properties) did not generate sufficient cash flow to service their related indebtedness and were foreclosed upon by their lenders, causing pre-tax losses of approximately $11.9 million to investors and losses of approximately $2.7 million to Mr. Considine.

Thomas L. Rhodes has been Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company and Asset Investors since September 1996. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Chairman of the Empire Foundation for Policy Research, a Trustee of The Heritage Foundation and a Trustee of The Manhattan Institute.

David M. Becker has functioned as Chief Financial Officer for the Company and Asset Investors since December 1997. From September 1995 until joining the Company, he was both the Chief Financial Officer of Westfield Development Company, Inc. and Vice President-Finance of the Frederick Ross Co., related companies involved in commercial real estate development, brokerage and management. Prior to September 1995, he held various executive positions with CONCORD Services, Inc., a privately-held company involved in multiple businesses including trading, manufacturing and finance. CONCORD Services, Inc. declared bankruptcy in February 1995. In addition, Mr. Becker was Chief Financial Officer and General Counsel of Ramtron International Corporation, a publicly-held semiconductor manufacturer, from October 1989 to July 1994. Mr. Becker is an attorney and certified public accountant. He received a B.A. from the University of Northern Iowa and a J.D. from the University of Denver.

There are no family relationships between any of the executive officers, directors or persons nominated or chosen by the Company to become a director or executive officer and there are no arrangements or understandings pursuant to which any of them were selected as directors or officers. None of the directors, persons nominated to become directors or executive officers of the Company have been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons.

Item 11.  Executive Compensation.

The information required by this item is presented under the captions "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information  required by this item is presented  under the caption  "Certain
Relationships   and  Related   Transactions"  in  the  Proxy  Statement  and  is
incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   The Exhibit Index is included on page 12 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1997:

             Current Report on Form 8-K, dated November 3, 1997

                          INDEX TO FINANCIAL STATEMENTS


COMMERCIAL ASSETS, INC.                                                     Page

Financial Statements:

         Report of Independent Auditors..................................    F-2
         Consolidated Balance Sheets as of December 31, 1997
             and 1996...................................................     F-3
         Consolidated Statements of Income for the years ended
             December 31, 1997, 1996 and
             1995........................................................    F-4
         Consolidated Statements of Stockholders' Equity for
             the years ended December 31,
             1997, 1996 and 1995.........................................    F-5
         Consolidated Statements of Cash Flows for the years
             ended December 31, 1997, 1996
             and 1995....................................................    F-6
         Notes to Consolidated Financial Statements......................    F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Commercial Assets, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Commercial Assets, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Assets, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Denver, Colorado
February 6, 1998


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                                December 31,
                                                                                           1997             1996
                                                                                           ----             ----
                                                       ASSETS

   CASH AND CASH EQUIVALENTS                                                            $   74,153       $    8,277
   RESTRICTED CASH                                                                              --            1,982
   CMBS BONDS                                                                                1,981           61,460
   OTHER ASSETS, NET                                                                         2,014              687
                                                                                        ----------       ----------
                                                                                        $   78,148       $   72,406
                                                                                        ==========       ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                             $      368       $      189
   MANAGEMENT FEES PAYABLE                                                                      75              298
   NOTES PAYABLE TO BANKS                                                                       --               --
                                                                                        ----------       ----------
                                                                                               443              487
                                                                                        ----------       ----------

   STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
     issued or outstanding                                                                      --               --
   Common stock, par value $.01 per share, 75,000 shares authorized; 10,342 and
     10,316 shares issued and outstanding, respectively                                        104              103
   Additional paid-in capital                                                               76,724           76,559
   Retained earnings (dividends in excess of accumulated earnings)                             877           (1,354)
   Net unrealized holding losses on CMBS bonds                                                  --           (3,389)
                                                                                        ----------       ----------
                                                                                            77,705           71,919
                                                                                        ----------       ----------
                                                                                        $   78,148       $   72,406
                                                                                        ==========       ==========


                 See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                             Year Ended December 31,

                                                                  1997                1996               1995
                                                                  ----                ----               ----
REVENUES
   CMBS bonds                                                   $   9,172           $   9,838          $   8,980
   Interest                                                           945                 319                189
                                                                ---------           ---------          ---------
                                                                   10,117              10,157              9,169
                                                                ---------           ---------          ---------

EXPENSES
   Management fees                                                  1,678               1,425              1,151
   General and administrative                                         519                 805              1,393
   Elimination of DERs                                                 --                 966                 --
   Interest                                                            --                   2                249
                                                                ---------           ---------          ---------
                                                                    2,197               3,198              2,793
                                                                ---------           ---------          ---------

INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS                        7,920               6,959              6,376

Gain on restructuring of bonds                                      5,786                  --                 --
                                                                ---------           ---------          ---------

NET INCOME                                                      $  13,706           $   6,959          $   6,376
                                                                =========           =========          =========

BASIC EARNINGS PER SHARE                                        $    1.32           $     .68          $     .63
DILUTED EARNINGS PER SHARE                                      $    1.32           $     .68          $     .63

DIVIDENDS DECLARED PER SHARE
     Regular dividends                                          $     .68           $     .68          $     .68
     Special dividends                                                .26                 .04                --
     Capital gain dividends                                           .17                  --                --
                                                                ---------           ---------          --------
                                                                $    1.11           $     .72          $     .68
                                                                =========           =========          =========

Weighted-Average Common Shares Outstanding                         10,332              10,247             10,104

Weighted-Average Common Shares and Common Share
   Equivalents Outstanding                                         10,371              10,254             10,108




                 See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1997, 1996 and 1995

                                 (In thousands)
                                                                            Retained            Net
                                                                            Earnings         Unrealized
                                                                          (Dividends In       Holding
                                                               Additional   Excess of          Losses             Total
                                             Common Stock        Paid-In  Accumulated            on           Stockholders'
                                          Shares      Amount     Capital    Earnings)        CMBS Bonds          Equity
                                          ------      ------     -------    ---------        ----------          ------
BALANCES - DECEMBER 31, 1994               10,053     $  101    $  74,994   $   (423)          $    --           $  74,672
Issuance of common stock                       89          1          529         --                --                 530
Net income                                     --         --           --      6,376                --               6,376
Dividends                                      --         --           --     (6,868)               --              (6,868)
Unrealized depreciation of CMBS bonds          --         --           --         --            (4,245)             (4,245)
                                          -------     ------    ---------   --------           -------           ---------
BALANCES - DECEMBER 31, 1995               10,142        102       75,523       (915)           (4,245)             70,465
Issuance of common stock                      174          1        1,036         --                --               1,037
Net income                                     --         --           --      6,959                --               6,959
Dividends                                      --         --           --     (7,398)               --              (7,398)
Unrealized appreciation of CMBS bonds          --         --           --         --               856                 856
                                          -------     ------    ---------   --------           -------           ---------
BALANCES - DECEMBER 31, 1996               10,316        103       76,559     (1,354)           (3,389)             71,919
Issuance of common stock                       26          1          165         --                --                 166
Net income                                     --         --           --     13,706                --              13,706
Dividends                                      --         --           --    (11,475)               --             (11,475)
Reversal of unrealized holding losses
    upon restructuring of bonds                --         --           --         --             3,389               3,389
                                          -------     ------    ---------   --------           -------           ---------
BALANCES - DECEMBER 31, 1997               10,342     $  104    $  76,724   $    877           $    --           $  77,705
                                          =======     ======    =========   ========           =======           =========


                 See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                         Year Ended December 31,
                                                                 1997           1996            1995
                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 13,706       $  6,959        $  6,376
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Amortization of discount on CMBS bonds and other
       assets                                                    (2,381)        (2,155)           (638)
     Issuance of common stock for elimination of DERs                --            941              --
     Increase in accounts payable and accrued liabilities           216            157             329
     (Increase) decrease in other assets                         (1,327)            18              84
     Gain on restructuring of bonds                              (5,786)            --              --
                                                               --------       --------        --------
       Net cash provided by operating activities                  4,428          5,920           6,151
                                                               --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections from CMBS bonds                             --          9,857             554
   Acquisitions of CMBS bonds                                    (4,801)            --              --
   Proceeds from restructuring of bonds                          77,693             --              --
                                                               --------       --------        --------
       Net cash provided by investing activities                 72,892          9,857             554
                                                               --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                               (11,475)        (7,398)         (8,879)
   Repayments of short-term notes payable                            --           (700)         (9,595)
   Proceeds from the issuance of common stock                        31             --              --
                                                               --------       --------        --------
       Net cash used in financing activities                    (11,444)        (8,098)        (18,474)
                                                               --------       --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             65,876          7,679         (11,769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    8,277            598          12,367
                                                               --------       --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 74,153       $  8,277        $    598
                                                               ========       ========        ========


                 See Notes to Consolidated Financial Statements.

                             COMMERCIAL ASSETS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       Organization

Commercial Assets, Inc. (the "Company") is a Maryland corporation which commenced operations in 1993 when Asset Investors Corporation ("Asset Investors") contributed $75,000,000 to the Company and distributed approximately 70% of the Company's Common Stock to Asset Investors' stockholders. The Common Stock is listed on the American Stock Exchange under the symbol "CAX."

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through March 1998 ("the Management Agreement"). Prior to October 1996, the Company was managed by subsidiaries of MDC Holdings, Inc. ("MDC"). In September 1996, MDC sold Financial Asset Management LLC ("FAM"), the Manager at such time, to an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, who is now the current Manager. Mr. Considine and Mr. Rhodes are Co-Chairmen of the Board of Directors and Co-Chief Executive Officers of both the Company and Asset Investors. Mr. Benson is a director of both companies. No change has been made to the Management Agreement other than an extension.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain employees of the Manager have been designated as officers of the Company.

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note C). The Company has temporarily invested the proceeds from such restructuring in government securities and other cash equivalents until the Company decides what class of assets it will reinvest such funds in.

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

CMBS Bonds

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

Income Taxes

The Company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a real estate investment trust ("REIT"). If it so qualifies, the Company's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

In order to maintain its status as a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. Regular and special dividends declared in 1997, 1996 and 1995 represented ordinary taxable income to the stockholders. In addition, the Company declared a capital gains dividend of $.17 per share in 1997.

Earnings Per Share

Basic earnings per share for 1997, 1996 and 1995 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in 1997, 1996 and 1995.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $0, $8,000 and $290,000 for 1997, 1996 and 1995, respectively.

Non-cash investing and financing activities for 1997, 1996 and 1995 were as follows (in thousands):



                                                                    1997             1996              1995
                                                                  --------         --------          ------
Principal   collections   on  CMBS   bonds   transferred   to
    restricted cash                                                $ 6,227          $ 1,214          $    397
Unrealized holding gains and losses on CMBS bonds                    3,389              856            (4,245)
Distributions of Common Stock pursuant to DERs                          --               96               376
Distributions  of  Common  Stock  as  consideration  for  the
    elimination of DERs                                                 --              941                --
Distributions of Common Stock                                          135               --                --

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Standards Not Yet Adopted by the Company

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

In June 1997 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the year ending December 31, 1998, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments and is currently not anticipated to result in significantly more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

C.       CMBS Bonds

As of December 31, 1996, the outstanding balance of the Company's CMBS bonds was $89,297,000 while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $24,448,000. Additionally, the Company recorded unrealized holding losses of $3,389,000 on the CMBS bonds as of December 31, 1996.

The estimated fair value of the Company's CMBS bonds of $61,460,000 at December 31, 1996, was determined by discounting the future cash flows before estimates of credit losses of the CMBS bonds at interest rates equal to a spread over U.S. Treasury rates with comparable terms to maturity. The discount rates range from 10% to 27%. The interest rate spread over the U.S. Treasury rate was based upon then current market information of CMBS bonds with similar characteristics. The fair value of CMBS bonds fluctuated over time due to, among other things, changes in prevailing interest rates, liquidity in the CMBS bonds market, paydowns on the mortgage loans collateralizing the CMBS bonds and changes in real estate values of the related commercial properties.

The Company provided an allowance for credit losses of $12,720,000 at December 31, 1996 on certain of its CMBS bonds. During 1997, 1996 and 1995, there were no credit losses charged to operations or write-downs charged against the allowance for credit losses.

Pursuant to the provisions of certain of the Company's CMBS bonds, cash collections which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At December 31, 1996, $1,982,000 was set aside and is shown as restricted cash on the balance sheet.

In May 1996, two CMBS bonds with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed earlier than anticipated. The bonds were acquired in March 1994, for $9,088,000, or 84.25% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during 1996.

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

In August 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization. The $5,853,000 of principal collections from the repaid mortgages was transferred to restricted cash pursuant to the terms of the indenture.

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold for $28,472,000 in cash. One bond which had an outstanding principal balance of $10,000,000 and net carrying value prior to unrealized holding gains of $9,244,000 was redeemed by the bond issuer at par. The remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold for $39,952,000 in cash, debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is $5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company established an allowance for credit losses of $3,000,000 and valued the equity interest at its estimated fair value of $2,000,000. As a result of the sale and resecuritization transactions, the Company recognized a $5,786,000 gain, net of related costs and management fees, in the fourth quarter of 1997. In addition, since the one bond was redeemed at par, $756,000 of discount amortization was included in earnings during the fourth quarter of 1997.

The following unaudited pro-forma information has been prepared assuming the restructuring of the CMBS bonds had been completed at the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the restructuring had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                                          1997           1996
                                                       ----------     ----------

Revenues                                               $    5,615     $    6,788
                                                       ==========     ==========

Net income before gain on restructuring of bonds       $    5,133     $    4,940
Gain on restructuring of bonds                              6,069          5,786
                                                       ----------     ----------
Net income                                             $   11,202     $   10,726
                                                       ==========     ==========

Net income per share                                   $     1.08     $     1.05
                                                       ==========     ==========

Prior to the restructuring, certain of the Company's CMBS bonds were pledged as collateral for the Company's short-term notes payable (see Note D).

D.       Short-Term Notes Payable

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, that was cancelled in November 1997 upon the sale and resecuritization of the bonds. No borrowings were outstanding on this line at December 31, 1996.

The Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. Two of the Company's independent directors are members of the Advisory Board of the bank. No advances were outstanding on this line of credit at December 31, 1997 or 1996.

E.       Stock Option Plan

The Company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers which as of January 1, 1998 and 1997, permitted the issuance of up to an aggregate of 1,025,000 and 948,000 shares of Common Stock, respectively, of which 717,000 and 648,000 related to outstanding stock options, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. Each of the stock options granted to date has a five-year term.

Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During 1996 and 1995, the Company incurred $96,000 and $376,000, respectively, of general and administrative expenses from DERs covering 16,000 and 64,000, respectively, shares of Common Stock which were subject to issuance pursuant to options granted under the plan.

On May 30, 1996, the Company's stockholders approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. As a result of the amendment, the Company incurred a $966,000 charge during 1996.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1997. As of December 31, 1997, the outstanding options have
exercise   prices   ranging   from   $5.62  to  $7.50   and  have  a   remaining
weighted-average life of 1.8 years.
                                             Weighted
                                              Average
                                           Exercise Price          Shares
                                           --------------          ------
Outstanding - December 31, 1994                $ 7.09              481,000
     Granted                                     6.15               93,000
                                               ------             --------
Outstanding - December 31, 1995                  6.94              574,000
     Granted                                     5.86               83,000
     Forfeited                                   6.68               (9,000)
                                               ------             --------
Outstanding - December 31, 1996                  6.80              648,000
     Granted                                     6.30               87,000
     Forfeited                                   7.30              (13,000)
     Exercised                                   6.12               (5,000)
                                               ------             --------
Outstanding - December 31, 1997                $ 6.74              717,000
                                               ======             ========

As of December 31, 1997, no options have expired. Options granted to date vest over a two-year period. As of December 31, 1997, 1996 and 1995, 660,000, 454,000
and 485,000, respectively, of the outstanding options were exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model.

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

During 1997, 1996 and 1995, the estimated weighted-average, grant-date fair value of options granted was $.42, $.45 and $.23, respectively, and the estimated total fair value of options granted was $36,000, $27,000 and $30,000, respectively. The pro forma net income of the Company reflecting the fair value of options granted was $13,670,000 ($1.32 per share), $6,932,000 ($.68 per share) and $6,346,000 ($.63 per share) for 1997, 1996 and 1995, respectively. The Company assumed a life of five years and risk-free interest rate equal to the Five-Year U.S. Treasury rate on the date the options were granted. In addition, the expected stock price volatility and dividends growth rates were estimated based upon historical averages over the three years ended December 31, 1997.

F.       Other Matters

The Company operates under a Management Agreement with the Manager, pursuant to which the Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Company's Board of Directors.

During 1997, 1996 and 1995, the Company's management fees were $1,701,000, $1,425,000 and $1,151,000, respectively, consisting of: (i) Base Fees of
$598,000, $654,000 and $751,000, respectively; (ii) Administrative Fees of $56,000, $58,000 and $65,000, respectively; (iii) Incentive Fees of $1,024,000,
$713,000 and $335,000, respectively; and (iv) Acquisition Fees of $23,000, $0 and $0, respectively. Acquisition Fees were capitalized as part of the cost of acquiring CMBS bonds. In addition, the Company incurred $426,000 of Incentive Fees during 1997 relating to the gain on the restructuring of the CMBS bonds.

The Company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of Preferred Stock. The Board of Directors is authorized to fix the terms of the Preferred Stock, including preferences, powers and rights (including voting rights) senior to the Common Stock. To date, the Company has not issued any shares of Preferred Stock.

G.       Selected Quarterly Financial Data (unaudited)

Presented below is selected quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands, except per share data).




                                                                        Three Months Ended,
                                                                        -------------------
                                                 December 31,      September 30,      June 30,         March 31,
1997
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                           $  2,246           $ 3,474            $ 2,242          $ 2,155
Gain on restructuring of bonds                        5,786                --                 --               --
Net income                                            7,677             2,484              1,810            1,735
Basic earnings per share                                .74               .24                .17              .17
Diluted earnings per share                              .74               .24                .17              .17
Regular dividends declared per share                    .17               .17                .17              .17
Special dividends declared per share                    .26                --                 --               --
Capital gains dividends declared per share              .17                --                 --               --

Stock prices 1
     High                                           7-11/16            7-3/16            6-11/16             7
     Low                                             6-9/16             6-5/8             6-3/16            6-3/8
Weighted-average common shares outstanding           10,342            10,342             10,326           10,316
Weighted-average common shares and common
     share equivalents outstanding                   10,408            10,381             10,348           10,351

1996
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                             $2,146            $2,167             $3,526           $2,318
Net income                                            1,595             1,765              1,992            1,607
Basic earnings per share                                .16               .17                .19              .16
Diluted earnings per share                              .15               .17                .19              .16
Regular dividends declared per share                    .17               .17                .17              .17
Special dividends declared per share                     --               .04                 --               --

Stock prices 1
     High                                             6-3/4             6-1/2              6-1/4            6-1/8
     Low                                             6-3/16             5-7/8              5-3/4            5-3/4
Weighted-average common shares outstanding           10,316            10,316             10,214           10,142
Weighted-average common shares and common
     share equivalents outstanding                   10,331            10,325             10,219           10,146

---------------
1 Daily closing prices as reported on the AMEX Composite Tape.

                                  EXHIBIT INDEX


          Exhibit No.       Description
          -----------       -----------


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

                 3.3 Amendment to the By-laws of the Registrant dated as of January 14, 1997 (incorporated herein by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-22262, filed on March 24, 1997).

                 4.1 Form of certificate representing common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q for the period ended March 31, 1994, of the Registrant, Commission File No. 1-22262, filed on May 16, 1994).

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

                 10.3* Management Agreement, dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10Q, Commission filed on May 12, 1995).

                 10.3(a)* Amendment to the Management Agreement dated as of January 1, 1996 between the Registrant and Financial Asset Management Corporation
                             (incorporated herein by reference to Exhibit 10.3(a) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 1-22262, filed on May 15,
                             1996).

                 10.3(b)* Assignment of the Management Agreement dated as of April 1, 1996 between Financial Asset Management Corporation and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 1-22262, filed on May 15, 1996).

                 10.3(c)* Amendment to the Management Agreement dated as of January 1, 1997, between the Registrant and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.3(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-22262, filed on March 24, 1997).

                 10.4* Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on September 15, 1993).

                 10.4(a)* First Amendment to Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4(a) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-22262, filed on August 13, 1996).

                 10.4(b)* Second Amendment to Commercial Assets, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.4(b) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission File No. 1-22262, filed on August 7, 1997).

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

                 10.8 Loan and Security Agreement, dated as of November 29, 1994, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, Commission File No. 1-22262, filed on March 29, 1995).

                 10.8(a) Amendment to the Loan and Security Agreement, dated as of August 28, 1995, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to exhibit 10.8(a) to the Registrant's Annual Report on Form 10-K, commission File No. 1-22262, filed on March 28, 1996).

                 10.8(b) Amendment to the Loan and Security Agreement, dated as of October 25, 1996, between the Registrant and PaineWebber Real Estate Securities, Inc. (incorporated herein by reference to Exhibit 108(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-22262, filed on March 24, 1997).

                 10.9 Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14, 1997).

                 10.9(a) Note Purchase Agreement, dated as of November 3, 1997, among Structured Mortgage Trust 1997-2, CAX DTR Securitization Corp., and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14,
                             1997).

                 10.9(b) Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee Company (incorporated herein by reference to Exhibit 10.9(b) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14,
                             1997).

                 10.9(c) Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14,
                             1997).

                 10.9(d) Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., Structured Mortgage Trust 1997-2, and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(d) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14, 1997).

                 10.9(e) Side Letter Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(e) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14, 1997).

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

Date: March 30, 1998                             By  /s/Terry Considine
                                                   --------------------
                                                     Terry Considine
                                                     Co-Chief Executive Officer

Date: March 30, 1998                             By  /s/Thomas L. Rhodes
                                                   ---------------------
                                                     Thomas L. Rhodes
                                                     Co-Chief Executive Officer

Date: March 30, 1998                             By  /s/David M. Becker
                                                   --------------------
                                                     David M. Becker
                                                     Chief Financial Officer

Date: March 30, 1998                             By  /s/Diane Schott Armstrong
                                                   -----------------------
                                                     Diane Schott Armstrong
                                                     Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                       Capacity                   Date

/s/Terry Considine                          Director              March 30, 1998
-----------------------------------
Terry Considine

/s/Thomas L. Rhodes                         Director              March 30, 1998
-----------------------------------
Thomas L. Rhodes

                                            Director              March 30, 1998
-----------------------------------
Donald L. Kortz

/s/Raymond T. Baker                         Director              March 30, 1998
-----------------------------------
Raymond T. Baker

/s/Robert J. Malone                         Director              March 30, 1998
-----------------------------------
Robert J. Malone

/s/Bruce D. Benson                          Director              March 30, 1998
-----------------------------------
Bruce D. Benson

                                            Director              March 30, 1998
-----------------------------------
Thomas C. Fries