Form 10-Q
period 1998-03-31
COMMERCIAL ASSETS INC
filed 1998-05-15
CIK 910675

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

                  For the quarterly period ended March 31, 1998


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

As   of April 24, 1998,  10,364,029  shares of Commercial  Assets,  Inc.  Common
Stock were outstanding.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

                                                                            PAGE
PART I.           FINANCIAL INFORMATION:


      Item 1.  Condensed Consolidated Financial Statements:

               Balance Sheets as of March 31, 1998 (Unaudited) and
                 December 31, 1997..........................................  1

               Statements of Income for the three months ended
                 March 31, 1998 and 1997 (Unaudited)........................  2

               Statements of Cash Flows for the three months ended
                 March 31, 1998 and 1997 (Unaudited)........................  3

               Notes to Financial Statements (Unaudited)....................  4

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............  7


PART II.          OTHER INFORMATION:


       Item 2.  Changes in Securities and Use of Proceeds...................  11

       Item 6.  Exhibits and Reports on Form 8-K............................  11





                                       (i)


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                       March 31,       December 31,
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                      (unaudited)
                                     ASSETS

   CASH AND CASH EQUIVALENTS                                                            $   73,873       $   74,153
   INVESTMENTS IN AND NOTES RECEIVABLE FROM WESTREC                                          4,250            1,710
   CMBS BONDS                                                                                1,921            1,981
   OTHER ASSETS, NET                                                                           212              304
                                                                                        ----------       ----------
                                                                                        $   80,256       $   78,148
                                                                                        ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                             $    1,549       $      368
   MANAGEMENT FEES PAYABLE                                                                      --               75
   NOTE PAYABLE TO BANK                                                                         --               --
                                                                                        ----------       ----------
                                                                                             1,549              443
                                                                                        ----------       ----------

   STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
     issued or outstanding                                                                      --               --
   Common stock, par value $.01 per share, 75,000 shares authorized; 10,342 and
     10,316 shares issued and outstanding, respectively                                        104              104
   Additional paid-in capital                                                               76,724           76,724
   Retained earnings                                                                         1,879              877
                                                                                        ----------       ----------
                                                                                            78,707           77,705
                                                                                        ----------       ----------
                                                                                        $   80,256       $   78,148
                                                                                        ==========       ==========

            See Notes to Condensed Consolidted Financial Statements.


                     COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)
                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                   1998                  1997
                                                                                   ----                  ----
REVENUES
   Interest                                                                      $   1,053             $     111
   CMBS bonds                                                                           40                 2,044
                                                                                 ---------             ---------
                                                                                     1,093                 2,155
                                                                                 ---------             ---------

EXPENSES
   General and administrative                                                           86                   123
   Management fees                                                                       5                   297
                                                                                 ---------             ---------
                                                                                        91                   420
                                                                                 ---------             ---------

NET INCOME                                                                       $   1,002             $   1,735
                                                                                 =========             =========

BASIC EARNINGS PER SHARE                                                         $     .10             $     .17
DILUTED EARNINGS PER SHARE                                                       $     .10             $     .17

DIVIDENDS DECLARED PER SHARE                                                     $      --             $     .17

Weighted-Average Common Shares Outstanding                                          10,342                10,316

Weighted-Average Common Shares and Common Share
   Equivalents Outstanding                                                          10,378                10,351



            See Notes to Condensed Consolidted Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       1998              1997
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   1,002         $  1,735
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Amortization of discount on CMBS bonds and other assets                               60             (200)
     Increase in accounts payable and accrued liabilities                               1,106               42
     Decrease (increase) in other assets                                                   92              (11)
                                                                                    ---------         --------
       Net cash provided by operating activities                                        2,260            1,566
                                                                                    ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in Westrec                                                              (2,540)              --
   Acquisitions of CMBS bonds                                                              --           (4,801)
                                                                                    ---------         --------
       Net cash used in investing activities                                           (2,540)          (4,801)
                                                                                    ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                                          --           (1,754)
                                                                                    ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                         (280)          (4,989)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       74,153            8,277
                                                                                    ---------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  73,873         $  3,288
                                                                                    =========         ========


            See Notes to Condensed Consolidted Financial Statements.

                             COMMERCIAL ASSETS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


A.           Organization

Commercial Assets, Inc. (the "Company") is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company commenced operations in 1993 when Asset Investors Corporation ("Asset Investors") contributed $75,000,000 to the Company and distributed approximately 70% of the Company's Common Stock to Asset Investors' stockholders. The Common Stock is listed on the American Stock Exchange under the symbol "CAX."

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through December 1998 ("the Management Agreement"). Prior to November 1997, the Company was managed Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson has owned FAM since September 1996. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, which is now the current Manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. No change has been made to the Management Agreement other than an extension.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain employees of the Manager have been designated as officers of the Company.

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note E). The Company has temporarily invested the proceeds from such restructuring in government securities and other cash equivalents until the funds can be reinvested.

The Company has been evaluating investment opportunities for the proceeds from the restructuring of the CMBS bonds, and during the first quarter of 1998, the Company decided to acquire interests in marinas. In connection with this acquisition strategy, the Company acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec") (see Note D).

B.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of March 31, 1998, for the three months then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

C.           Statements of Cash Flows

Cash  maintained  in  bank  accounts,   money  market  funds  and  highly-liquid
investments with an initial maturity of three months or less are considered to be cash and cash equivalents for purposes of reporting cash flows.

Non-cash investing and financing activities for the three months ended March 31, 1998 and 1997 were as follows (in thousands):


                                                                                               1998            1997
                                                                                              ------          ------
Principal collections on CMBS bonds transferred to restricted cash                            $   --         $   112

Unrealized holding gains on CMBS bonds                                                            --           1,015


D.            Investments in and Notes Receivable from Westrec

On March 31, 1998, the Company acquired a 12% interest in Westrec for approximately $2,500,000 and warrants to increase its ownership to 35% over the next three years. In addition, the Company has options to purchase from affiliates of Westrec two marinas and general partner interests in limited partnerships that own an additional 10 marinas. Initially, the investment in Westrec will be accounted for under the cost method. The Company also had notes and interest receivable from affiliates of Westrec of $1,750,000 and $1,710,000 at March 31, 1998 and December 31, 1997, respectively.

In May 1998, the Company issued to an affiliate of Westrec warrants to purchase 322,000 shares of Common Stock at $6.60 per share.

E.           CMBS Bonds

In March 1997, the Company contributed its ownership interest in two CMBS bonds into a newly created trust (Blaylock Mortgage Capital Corporation Multifamily Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed into the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes, which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes at a cost of $4,801,000, which resulted in the Company having 100% ownership in the five new subordinate classes.

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold, one bond was redeemed by the bond issuer at par, and the remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is $5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company established an allowance for credit losses of $3,000,000 and valued the equity interest at its estimated fair value. During the three months ended March 31, 1997, the Company recognized interest income net of amortization of $40,000 from the retained equity interest.

Prior to the restructuring, certain of the Company's CMBS bonds were pledged as collateral for the Company's short-term notes payable (see Note F).

F.           Short-Term Notes Payable

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, that was cancelled in November 1997 upon the sale and resecuritization of the bonds

The Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. One of the Company's independent directors is a member of the Advisory Board of the bank. No advances were outstanding on this line of credit at March 31, 1998 or December 31, 1997.

G.           Management Fees

The Company operates under a Management Agreement with the Manager, pursuant to which the Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Company's Board of Directors. Pursuant to the Management Agreement, the Manager receives a "Base Fee," an "Incentive Fee," and an "Acquisition Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's "average invested assets." The Incentive Fee equals 20% of the amount by which the Company's REIT (taxable) income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. The Manager receives an Acquisition Fee equal to 1/2 of 1% of the cost of each asset acquired. Prior to the restructuring of the CMBS bond portfolio, the Manager also received "Administrative Fees" on each CMBS bond outstanding.

During the three months ended March 31, 1998 the Company incurred Base Fees of $5,000 on the retained equity interest from the CMBS bond resecuritization. During the three months ended March 31, 1997, the Company's management fees were $320,000 consisting of Base Fees of $166,000, Incentive Fees of $118,000, Administrative Fees of $13,000, and Acquisition Fees of $23,000. The acquisition fees were capitalized as part of the cost of acquiring CMBS bonds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other Company filings (collectively, the "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest, risks inherent in owning marinas or debt secured by marinas, the availability of marinas at prices which meet the Company's investment criteria, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

Business.

Commercial Assets, Inc., a Maryland corporation formed in August 1993, (together with its consolidated subsidiaries, the "Company") is a real estate investment trust ("REIT"). Initially, it was a wholly-owned subsidiary of Asset Investors Corporation ("Asset Investors"). Asset Investors contributed $75 million to the initial capital of the Company and in October 1993, it distributed approximately 70% of the Company's outstanding common stock ("Common Stock") as a taxable dividend to Asset Investors' stockholders. Asset Investors currently owns approximately 27% of the outstanding Common Stock and provides certain management services to the Company pursuant to the terms of a management agreement. See "Manager." The Common Stock is listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

Prior to November 1997, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. The Company's subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the risk of default on the underlying collateral and provided credit support for the more senior tranches. The Company restructured its subordinate CMBS bonds in November 1997 by selling, redeeming and resecuritizing various CMBS bonds. The Company received $77.7 million in cash and a small residual interest in two CMBS bonds from such restructuring. The Company has temporarily invested its funds in government securities and other cash equivalents until such time as the funds can be reinvested.

The Company has decided to acquire interests in marinas. The Company believes that the marina industry has many of the traditional characteristics of real estate but is undercapitalized and has fragmented ownership. This is similar to the status of other areas of the real estate industry before REITs began consolidating these real estate assets in an attempt to achieve the operating efficiencies and more effective access to capital that publicly traded REITs may provide.

In the United States and its territories, there are over 10,000 marinas listed in the Marinas Directory maintained by the National Marine Manufacturer's Association, of which over 85% are privately owned and managed. These marinas have approximately 1,100,000 slips consisting of 250,000 dry land storage units and 850,000 wet slips/mooring storage units. There are over 1,500 marinas with at least 200 slips.

As part of its strategy to acquire interests in marinas, on March 31, 1998, the Company acquired a 12% interest, consisting of 9.8% voting common stock and 2.2% non-voting common stock, in Westrec Marina Management, Inc. ("Westrec"). The purchase price for such stock consisted of approximately $2,500,000 and warrants to purchase 322,000 shares of the Company's Common Stock at a per share price of $6.60. Such warrants have been transferred to Westrec's owner and expire in three years. In addition, the Company acquired warrants to purchase an additional 23% of Westrec over the next three years, in the form of non-voting common stock. Westrec also received warrants to purchase a number of shares of the Company's Common Stock equal to (i) the total dollar amount paid by the Company in exercising its warrants to purchase additional shares of Westrec non-voting common stock divided by (ii) the average trading price of the Company's Common Stock for the 30-day period prior to the date on which the Company exercises its warrants to purchase the Westrec stock. These warrants have been transferred to the owner of Westrec and expire three years after they become exercisable. Westrec is the largest marina management company in the
United States. The Company also has options to acquire from affiliates of Westrec two marinas and the general partner interests in limited partnerships that own an additional 10 marinas. These 12 marinas have approximately 7,000 boat slips, believed to be the largest single group owned privately in the United States.

The Company believes that even though the cash returns to be earned from equity interests in marinas may be less than the returns previously earned on the CMBS bonds, the change in assets will reduce the Company's exposure to credit risks and may result in increased opportunities for capital appreciation. At this time, the Company has not acquired any marinas. There can be no assurance that the Company will ever acquire any marinas due to a number of factors including, but not limited to: differences between the Company's valuation of a marina and the purchase price required by the marina owner or the price that other purchasers may be willing to pay; the Company's determination that the return it expects from a marina is inadequate for the risk associated with owning and operating the marina; other non-marina investment opportunities that may become available to the Company in the future. In addition, there can be no assurance that the value of any marinas purchased by the Company will appreciate. The failure to achieve expected returns or a decrease in the value of such marinas could have a material adverse effect on the Company.

Manager

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through December 1998 ("the Management Agreement"). Prior to November 1997, the Company was managed Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson has owned FAM since September 1996. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, which is now the current Manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies.

The Management Agreement is approved by the Company's independent directors and may be terminated by either party with or without cause at any time upon 60 days' written notice. The Manager provides all personnel and related overhead necessary to conduct the regular business of the Company. Pursuant to the Management Agreement, the Manager receives a "Base Fee," an "Incentive Fee," and an "Acquisition Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's "average invested assets." At the present time, a small Base Fee is being paid to the Manager as effectively all of the Company's assets are cash equivalents. Once the Company invests its cash balances in marina assets, the Base Fee is expected to increase. The Incentive Fee equals 20% of the amount by which the Company's REIT income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. The Company does not expect to pay Incentive Fees until the Company's funds are reinvested. The Manager receives an Acquisition Fee equal to 1/2 of 1% of the cost of each asset acquired. The Company expects to pay Base Fees and Acquisition Fees during 1998. It may pay Incentive Fees based on the Company's results.

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

                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Interest Income

Interest income during the three months ended March 31, 1998 was $1,053,000 compared to $111,000 for the same period in 1997. The increase is due to investing the proceeds from the restructuring of the CMBS bonds into short-term investments. The average interest rate earned on these funds was 5.4% and 5.2% during the three months ended March 31, 1998 and 1997, respectively.

CMBS Bonds

Income from CMBS bonds was $40,000 during 1998 compared to $2,044,000 in 1997. Earnings during 1998 represent the income from the retained equity interest from the resecuritization of two CMBS bonds. All other income from the CMBS bonds ceased subsequent to the restructuring of the CMBS bonds in November 1997.

General and Administrative

General and administrative expenses of the Company were $86,000 and $123,000 for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses decreased for such three-month period in 1998 compared to 1997 primarily due to lower accounting and other expenses related to the ownership of CMBS bonds.


Management Fees

During the three months ended March 31, 1998 the Company incurred Base Fees of $5,000 on the retained equity interest from the CMBS bond resecuritization. During the three months ended March 31, 1997, the Company's management fees were $320,000 consisting of Base Fees of $166,000, Incentive Fees of $118,000, Administrative Fees of $13,000, and Acquisition Fees of $23,000. The acquisition fees were capitalized as part of the cost of acquiring CMBS bonds. The large decrease in management fees is because such fees are not paid when the Company primarily owns cash and cash equivalents.

The Company does not believe that changes in inflation rates would have a material impact on the net income of the Company.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company has cash and cash equivalents of $73,873,000. The Company's principal demands for liquidity include normal operating activities and dividends paid to stockholders. In addition, during the three months ended March 31, 1998, the company invested $2,540,000 in Westrec, and the Company intends to invest a significant portion, if not all, of the remaining proceeds from the restructuring of the CMBS bond portfolio in equity interests in marinas.

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last day of the quarter to the first month of the subsequent quarter. This change was made in order to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared in the first quarter of 1998. In April 1998, the Company declared a $0.13 per common share dividend for the first quarter of 1998. During the first quarter of 1997, a dividend of $0.17 per common share was declared and paid.

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, which was cancelled in November 1997 upon the sale and resecuritization of the CMBS bonds. In addition, the Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. No advances were outstanding on this line of credit at March 31, 1998 or December 31, 1997.

The Company believes that even though the cash returns to be earned from equity interests in marinas may be less than the returns previously earned on the CMBS bonds, the change in assets will reduce the Company's exposure to credit risks and may result in increased opportunities for capital appreciation. However, there can be no assurance that the value of the marinas will appreciate, and any drop in the value of the marinas could have a material adverse effect on the Company.

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

                                     PART II
                                OTHER INFORMATION


Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 31, 1998, the Company issued to Westrec Marina Management Inc. ("Westrec") warrants (the ("Initial Warrants") to purchase a number of shares of Common Stock equal to the dollar amount paid by the Company for 12% of Westrec's then outstanding shares of common stock divided by $6.60 and additional warrants to purchase a number of shares of Common Stock equal to (i) the total dollar amount paid by the Company in exercising its warrants to purchase additional shares of Westrec non-voting common stock divided by (ii) the average trading price of the Company's Common Stock for the 30 day period prior to the date on which the Company exercises its warrants to purchase the Westrec stock. In May 1998, it was determined that the number of shares of Common Stock that Westrec could purchase pursuant to the Initial Warrants was 322,000. This issuance was made as a private placement of securities, not involving any public offering.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

Exhibit No.       Description


     10.1 Securities Purchase Agreement, dated as of March 26, 1998, between the Registrant and Westrec Marina Management, Inc.


     27           Financial Data Schedule.

           (b)    Reports on Form 8-K:


                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                  Form 8-K dated January 31, 1998, reporting the formation of CAII Holdings, Inc.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMMERCIAL ASSETS, INC.
                                             (Registrant)



Date:  May 14, 1998
                                              By/s/ David M. Becker
                                              ------------------------------
                                              David M. Becker
                                              Chief Financial Officer