Form 10-Q
period 1998-06-30
COMMERCIAL ASSETS INC
filed 1998-07-31
CIK 910675

SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

As of July 24, 1998, 10,364,029 shares of Commercial Assets, Inc. Common Stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
PART I. FINANCIAL INFORMATION:

        Item 1.  Condensed Consolidated Financial Statements:

                 Balance Sheets as of June 30, 1998 (Unaudited)
                   and December 31, 1997....................................   1

                 Statements of Income for the three and six months
                   ended June 30, 1998 and 1997 (Unaudited).................   2

                 Statements of Cash Flows for the six months ended
                   June 30, 1998 and 1997 (Unaudited).......................   3

                 Notes to Financial Statements (Unaudited)..................   4

        Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............   7


PART II.OTHER INFORMATION:

        Item 4.  Submission of Matters to a Vote of Security Holders........  11

        Item 6.  Exhibits and Reports on Form 8-K...........................  11


                                      (i)


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                       June 30,        December 31,
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                     (unaudited)
ASSETS

   CASH AND CASH EQUIVALENTS                                                            $   14,322       $   74,153
   SHORT TERM INVESTMENTS                                                                   57,978               --
   INVESTMENTS IN AND NOTES RECEIVABLE FROM WESTREC                                          4,290            1,710
   CMBS BONDS                                                                                1,855            1,981
   OTHER ASSETS, NET                                                                           583              304
                                                                                        ----------       ----------
                                                                                        $   79,028       $   78,148
                                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                             $      532       $      368
   MANAGEMENT FEES PAYABLE                                                                      --               75
   NOTE PAYABLE TO BANK                                                                         --               --
                                                                                        ----------       ----------
                                                                                               532              443
                                                                                        ----------       ----------

   STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, 25,000 shares authorized; no
     shares issued or outstanding                                                               --               --
   Common stock, par value $.01 per share, 75,000 shares authorized; 10,364 and
     10,316 shares issued and outstanding, respectively                                        104              104
   Additional paid-in capital                                                               76,874           76,724
   Retained earnings                                                                         1,518              877
                                                                                        ----------       ----------
                                                                                            78,496           77,705
                                                                                        ----------       ----------
                                                                                        $   79,028       $   78,148
                                                                                        ==========       ==========


            See Notes to Condensed Consolidated Financial Statements.




                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                     June 30,
                                                           ------------------------      ------------------------
                                                              1998          1997            1998           1997
                                                           ---------      ---------      ---------       --------
REVENUES
   Interest                                                $   1,042      $      49      $   2,095       $   160
   CMBS bonds                                                     44          2,193             84         4,237
                                                           ---------      ---------      ---------       -------
                                                               1,086          2,242          2,179         4,397
                                                           ---------      ---------      ---------       -------

EXPENSES
   General and administrative                                     88            121            174           244
   Management fees                                                12            311             17           608
                                                           ---------      ---------      ---------       -------
                                                                 100            432            191           852
                                                           ---------      ---------      ---------       -------

NET INCOME                                                       986          1,810          1,988         3,545

Other comprehensive income-unrealized holding gains on
   CMBS bonds                                                     --            943             --         1,958
                                                           ---------      ---------      ---------       -------

COMPREHENSIVE INCOME                                       $     986      $   2,753      $   1,988       $ 5,503
                                                           =========      =========      =========       =======

BASIC EARNINGS PER SHARE                                   $    0.09      $    0.17      $    0.19       $  0.34
DILUTED EARNINGS PER SHARE                                 $    0.09      $    0.17      $    0.19       $  0.34

DIVIDENDS DECLARED PER SHARE                               $    0.13      $    0.17      $    0.13       $  0.34

Weighted-Average Common Shares Outstanding                    10,359         10,326         10,350        10,321

Weighted-Average Common Shares and Common Share
   Equivalents Outstanding                                    10,387         10,348         10,382        10,349



            See Notes to Condensed Consolidated Financial Statements.



                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                      -----------------------
                                                                                      1998              1997
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   1,988         $  3,545
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Amortization of premium/discount on CMBS bonds and
       short-term investments                                                              11             (460)
     Increase in accounts payable and accrued liabilities                                  89               (1)
     Decrease (increase) in other assets                                                   48                3
                                                                                    ---------         --------
       Net cash provided by operating activities                                        2,136            3,087
                                                                                    ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in Westrec                                                              (2,580)              --
   Acquisitions of short term investments                                             (58,166)              --
   Collections on CMBS bonds                                                              126               --
   Acquisitions of CMBS bonds                                                              --           (4,801)
                                                                                    ---------         --------
       Net cash used in investing activities                                          (60,620)          (4,801)
                                                                                    ---------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                                                      (1,347)          (3,512)
   Issuance of Common Stock                                                                --               31
                                                                                    ---------         --------
       Net cash used in financing activities                                           (1,347)          (3,481)
                                                                                    ---------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (59,831)          (5,195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       74,153            8,277
                                                                                    ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  14,322         $  3,082
                                                                                    =========         ========



            See Notes to Condensed Consolidated Financial Statements.

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

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through December 1998 ("the Management Agreement"). Prior to November 1997, the Company was managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, which is now the current Manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. No change has been made to the Management Agreement other than an extension.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain employees of the Manager have been designated as officers of the Company.

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note F). The Company has temporarily invested the proceeds from such restructuring in government securities and short-term investments until the funds can be reinvested.

The Company has been evaluating investment opportunities for the proceeds from the restructuring of the CMBS bonds, and during the first quarter of 1998, the Company announced that it was considering the acquisition of interests in marinas. In connection with this, the Company acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec") (see Note E).

B.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of June 30, 1998, for the three and six months then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

C.           Statements of Cash Flows

Cash  maintained  in  bank  accounts,   money  market  funds  and  highly-liquid
investments with an initial maturity of three months or less are considered to be cash and cash equivalents for purposes of reporting cash flows.

Non-cash investing and financing activities for the six months ended June 31, 1998 and 1997 were as follows (in thousands):

                                                           1998            1997
                                                           ----            ----
Principal collections on CMBS bonds transferred
  to restricted cash                                     $   --         $   227

Unrealized holding gains on CMBS bonds                       --           1,958

Issuance of Common Stock                                    150             135

D.            Short-term investments.

During the second quarter of 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. These investments are classified as available-for-sale, and the fair market value at June 30, 1998 approximates the carrying value of $57,978,000.

E.            Investments in and Notes Receivable from Westrec

On March 31, 1998, the Company acquired a 12% interest in Westrec for approximately $2,500,000 and warrants to increase its ownership to 35% over the next three years. In addition, the Company has options to purchase from affiliates of Westrec two marinas and general partner interests in limited partnerships that own an additional 10 marinas. Initially, the investment in Westrec will be accounted for under the cost method. The Company also has notes and interest receivable from affiliates of Westrec of $1,790,000 and $1,710,000 at June 30, 1998 and December 31, 1997, respectively.

In May 1998, the Company issued to an affiliate of Westrec warrants to purchase 322,000 shares of Common Stock at $6.60 per share.

F.           CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold, one bond was redeemed and the remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is $5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company established an allowance for credit losses of $3,000,000 in order to value the equity interest at its then estimated fair value of $2,000,000. During the six months ended June 30, 1998, the Company received $210,000 of which $126,000 was recorded as a reduction in the net book value of the retained equity interest.

Prior to the restructuring, certain of the Company's CMBS bonds were pledged as collateral for the Company's short-term notes payable (see Note G).

G.           Short-Term Notes Payable

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, that was cancelled in November 1997 upon the sale and resecuritization of the bonds.

The Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. One of the Company's independent directors is a member of the Advisory Board of the bank. No advances were outstanding on this line of credit at June 30, 1998 or December 31, 1997.

H.           Management Fees

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

During the six months ended June 30, 1998 the Company incurred Base Fees of $17,000 on the retained equity interest from the CMBS bond resecuritization and investment in Westrec. During the six months ended June 30, 1997, the Company's management fees were $631,000 consisting of Base Fees of $341,000, Incentive Fees of $237,000, Administrative Fees of $30,000, and Acquisition Fees of $23,000. The Acquisition Fees were capitalized as part of the cost of acquiring CMBS bonds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other Company filings (collectively, the "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding projections of the Company's future financial performance, cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; risks inherent in owning real estate or debt secured by real estate; competition; the availability of real estate at prices which meet the Company's investment criteria; the Company's ability to acquire any real estate; potential environmental liabilities or costs associated with the ownership of real estate and the Company's ability to maintain or reduce expense levels; and compliance with provisions relating to the Company's continued qualification as a REIT. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

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

Prior to November 1997, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. The Company's subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the risk of default on the underlying collateral and provided credit support for the more senior tranches. The Company restructured its subordinate CMBS bonds in November 1997 by selling, redeeming and resecuritizing various CMBS bonds. The Company received $77.7 million in cash and a small residual interest in two CMBS bonds from such restructuring. The Company has temporarily invested its funds in government securities and short-term investments until such time as the funds can be reinvested.

The Company is evaluating acquiring interests in various classes of real estate including, but not limited to, marinas. The Company believes that even though the cash returns to be earned from equity interests in real estate or marinas may be less than the returns previously earned on the CMBS bonds, the change in assets will reduce the Company's exposure to credit risks and may result in increased opportunities for capital appreciation. At this time, the Company has not acquired any real estate or marinas. There can be no assurance that the Company will ever acquire any real estate or marinas due to a number of factors including, but not limited to, differences between the Company's valuation of the property and the purchase price required by the property owner or the price that other purchasers may be willing to pay, the Company's determination that the return it expects from a property is inadequate for the risk associated with owning and operating the property, or other investment opportunities that may become available to the Company in the future. In addition, there can be no assurance that the value of any real estate or marinas purchased by the Company will appreciate. The failure to achieve expected returns or a decrease in the value of such real estate or marinas could have a material adverse effect on the Company.

In connection with its possible acquisition of interests in marinas, on March 31, 1998, the Company acquired a 12% interest, consisting of 9.8% voting common stock and 2.2% non-voting common stock, in Westrec Marina Management, Inc. ("Westrec"). The purchase price for such stock consisted of approximately $2,580,000 and warrants to purchase 322,000 shares of the Company's Common Stock at a per share price of $6.60. Such warrants have been transferred to Westrec's owner and expire in three years. In addition, the Company acquired warrants to purchase an additional 23% of Westrec over the next three years, in the form of non-voting common stock. Westrec also received warrants to purchase a number of shares of the Company's Common Stock equal to (i) the total dollar amount paid by the Company in exercising its warrants to purchase additional shares of Westrec non-voting common stock divided by (ii) the average trading price of the Company's Common Stock for the 30-day period prior to the date on which the Company exercises its warrants to purchase the Westrec stock. These warrants have been transferred to the owner of Westrec and expire three years after they become exercisable. Westrec is the largest marina management company in the
United States. The Company also has options to acquire from affiliates of Westrec two marinas and the general partner interests in limited partnerships that own an additional 10 marinas. These 12 marinas have approximately 7,000 boat slips, believed to be the largest single group owned privately in the United States.

Manager

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through December 1998 ("the Management Agreement"). Prior to November 1997, the Company was managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, which is now the current Manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies.

The Management Agreement is approved by the Company's independent directors and may be terminated by either party with or without cause at any time upon 60 days' written notice. The Manager provides all personnel and related overhead necessary to conduct the regular business of the Company. Pursuant to the Management Agreement, the Manager receives a "Base Fee," an "Incentive Fee," and an "Acquisition Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's "average invested assets." At the present time, a small Base Fee is being paid to the Manager as effectively all of the Company's assets are cash equivalents or temporary investments. Once the Company invests its cash balances in real estate assets, the Base Fee is expected to increase. The Incentive Fee equals 20% of the amount by which the Company's REIT income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. The Company does not expect to pay Incentive Fees until the Company's funds are reinvested. The Manager receives an Acquisition Fee equal to 1/2 of 1% of the cost of each asset acquired. The Company expects to pay Base Fees and Acquisition Fees during 1998. It may pay Incentive Fees based on the Company's results.

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

                          RESULTS OF OPERATIONS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Interest Income

Interest income during the three and six months ended June 30, 1998 was $1,042,000 and $2,095,000, respectively, compared to $49,000 and $160,000, respectively, for the same periods in 1997. The increase is due to investing the proceeds from the restructuring of the CMBS bonds into short-term investments. The average interest rates earned on these funds were 5.4% and 5.2% during the six months ended June 30, 1998 and 1997, respectively.

CMBS Bonds

Income from CMBS bonds was $44,000 and $84,000 during second quarter and first half of 1998, respectively, compared to $2,193,000 and $4,237,000 in 1997. Earnings during 1998 represent the income from the retained equity interest from the resecuritization of two CMBS bonds. All other income from the CMBS bonds ceased subsequent to the restructuring of the CMBS bonds in November 1997.

General and Administrative

General and administrative expenses of the Company were $88,000 and $174,000 for the three and six months ended June 30, 1998, respectively, compared to $121,000 and $244,000, respectively, for the same periods in 1997. General and administrative expenses decreased for such periods in 1998 compared to 1997 primarily due to lower accounting and other expenses related to the ownership of CMBS bonds.

Management Fees

During the three and six months ended June 30, 1998, the Company incurred Base Fees of $12,000 and $17,000, respectively, on the retained equity interest from the CMBS bond resecuritization and investment in Westrec. During the six months ended June 30, 1997, the Company's management fees were $631,000 consisting of Base Fees of $341,000, Incentive Fees of $237,000, Administrative Fees of $30,000, and Acquisition Fees of $23,000. The Acquisition Fees were capitalized as part of the cost of acquiring CMBS bonds. The large decrease in management fees is because the Company does not incur such fees on cash equivalents and temporary investments.

The Company does not believe that changes in inflation rates would have a material impact on the net income of the Company.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company has cash and cash equivalents of $14,322,000. The Company's principal demands for liquidity include normal operating activities and dividends paid to stockholders. In addition, during the six months ended June 30, 1998, the Company invested $2,580,000 in Westrec. The Company may invest a significant portion, if not all, of the remaining proceeds from the restructuring of the CMBS bond portfolio in equity interests in either real estate or marinas.

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made in order to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared in the first quarter of 1998. In April 1998, the Company declared a $0.13 per common share dividend for the first quarter of 1998. During each of the first two quarters of 1997, a dividend of $0.17 per common share was declared and paid.

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, which was cancelled in November 1997 upon the sale and resecuritization of the CMBS bonds. In addition, the Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. No advances were outstanding on this line of credit at June 30, 1998 or December 31, 1997.

The Company believes that even though the cash returns to be earned from equity interests in real estate or marinas may be less than the returns previously earned on the CMBS bonds, the change in assets will reduce the Company's exposure to credit risks and may result in increased opportunities for capital appreciation. However, there can be no assurance that the value of the real estate or marinas will appreciate, and any drop in the value of the real estate or marinas could have a material adverse effect on the Company.

                              YEAR 2000 COMPLIANCE

Management believes that the cost of modification or replacement of its accounting and reporting software and hardware that is not compliant with year 2000 requirements will not be material to the Company's financial position or results of operations.

                                     PART II
                                OTHER INFORMATION


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 1998 Annual Meeting of Stockholders was held on June 30, 1998. At the meeting, Messrs. Bruce D. Benson and Donald L. Kortz were elected as Class II Directors to terms expiring in 2001. There were 9,554,447 and 9,554,557 votes cast "for" the election of Messrs. Benson and Kortz, respectively, and 162,321 and 162,211, respectively, votes were withheld. In addition, the stockholders approved the Commercial Assets, Inc. 1998 Stock Incentive Plan. Of the votes cast, 5,513,448 were cast "for" approval of the plan and 1,029,931 were cast "against" approval of the Plan with 88,010 abstentions.


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

   10.4*        1998 Stock Incentive Plan of the Registrant.

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

                                                    COMMERCIAL ASSETS, INC.
                                                    (Registrant)


Date:  July 31, 1998                                 By  /s/ David M. Becker
                                                         ---------------------
                                                         David M. Becker
                                                         Chief Financial Officer