Form 10-Q
period 1998-09-30
COMMERCIAL ASSETS INC
filed 1998-11-16
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of October 30, 1998, 10,364,029 shares of Commercial Assets, Inc. Common Stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION:

           Item 1.  Condensed Consolidated Financial Statements:

                    Balance Sheets as of September 30, 1998 (Unaudited)
                    and December 31, 1997..................................    1

                    Statements  of Income  for the three and nine  months
                      ended September 30, 1998 and 1997 (Unaudited)........    2

                    Statements  of Cash Flows for the nine  months  ended
                      September 30, 1998 and 1997 (Unaudited)..............    3

                    Notes to Financial Statements (Unaudited)..............    4

           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........    9


PART II.   OTHER INFORMATION:

           Item 6.  Exhibits and Reports on Form 8-K.......................   16

                                       (i)

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                      September 30,      December 31,
                                                                                          1998               1997
                                                                                          ----               ----
                                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                                               $    2,641        $   74,153
Short-term investments                                                                      59,564                --
Investment in participating mortgages and leases                                             9,514                --
Investments in and notes receivable from Westrec                                             3,959             1,710
CMBS bonds                                                                                   1,795             1,981
Other assets, net                                                                              779               304
                                                                                        ----------        ----------
      Total Assets                                                                      $   78,252        $   78,148
                                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                                $      570        $      368
Management fees payable to related parties                                                      48                75
                                                                                        ----------        ----------
                                                                                               618               443
                                                                                        ----------        ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares                  --                --
   issued or outstanding
Common stock, par value $.01 per share, 75,000 shares authorized; 10,364  and                  104               104
   10,342 shares issued and outstanding, respectively
Additional paid-in capital                                                                  76,874            76,724
Retained earnings                                                                              656               877
                                                                                        ----------        ----------
                                                                                            77,634            77,705
                                                                                        ----------        ----------
      Total Liabilities and Stockholders' Equity                                        $   78,252        $   78,148
                                                                                        ==========        ==========



           See Notes to Condensed Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      (In thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                        -------------                -------------
                                                                     1998          1997            1998           1997
                                                                     ----          ----            ----           ----
RENTAL PROPERTY OPERATIONS
Income from participating mortgages and leases                     $   151       $      --       $   151       $     --
Management fees paid to manager                                        (16)             --           (16)            --
                                                                    ------       ---------      --------       --------
Income from property operations before depreciation                    135              --           135             --
Depreciation                                                            (4)             --            (4)            --
                                                                  --------       ---------      --------       --------
Income from property operations                                        131              --           131             --
                                                                  --------       ---------      --------       --------

OTHER ACTIVITIES
Interest and other income                                            1,012              51         3,107            211
CMBS bonds revenue                                                      40           3,423           124          7,660
General and administrative expenses                                   (129)           (104)         (303)          (348)
Management fees paid to manager                                         (7)           (886)          (24)        (1,494)
                                                                    ------       ---------      --------       --------
Income from other activities                                           916           2,484         2,904          6,029
                                                                    ------       ---------      --------       --------

OPERATING INCOME                                                     1,047           2,484         3,035          6,029

Acquisition fees paid to manager                                       (61)             --           (61)            --
Reserve for costs related to potential marina investments             (500)             --          (500)            --
                                                                    ------       ---------      --------       --------

NET INCOME                                                             486           2,484         2,474          6,029

Other comprehensive income-unrealized holding gains on CMBS
   bonds                                                                --           6,431            --          8,389
                                                                  --------       ---------      ---------      --------

COMPREHENSIVE INCOME                                              $    486       $   8,915      $  2,474       $ 14,418
                                                                  ========       =========      ========       ========

BASIC EARNINGS PER SHARE                                          $   0.05       $    0.24      $   0.24       $   0.58
DILUTED EARNINGS PER SHARE                                        $   0.05       $    0.24      $   0.24       $   0.58

DIVIDENDS DECLARED PER SHARE                                      $   0.13       $    0.17      $   0.26       $   0.51

Weighted-Average Common Shares Outstanding                          10,364          10,342        10,355         10,328

Weighted-Average Common Shares and Common Share Equivalents
   Outstanding                                                      10,373          10,381        10,378         10,360




           See Notes to Condensed Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1998             1997
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   2,474        $  6,029
Adjustments to reconcile net income to net cash flows from operating activities:
   Amortization of premium/discount on CMBS bonds and short-term investments               135          (1,542)
   Accrued income on participating mortgages and leases                                   (151)             --
   Depreciation                                                                              4              --
   Increase in accounts payable and accrued liabilities                                    174             565
   Decrease (increase) in other assets                                                    (157)             46
                                                                                     ----------       --------
     Net cash provided by operating activities                                           2,479           5,098
                                                                                     ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of short-term investments                                                 (70,151)             --
Collections on short-term investments                                                    6,129              --
Proceeds from sale of short-term investments                                             4,156              --
Investments in participating mortgages, net                                             (7,999)             --
Purchases of real estate                                                                (1,368)             --
Investments in Westrec stock                                                            (2,249)             --
Collections on CMBS bonds                                                                  186              --
Acquisitions of CMBS bonds                                                                  --          (4,801)
                                                                                     ---------        --------
     Net cash used in investing activities                                             (71,296)         (4,801)
                                                                                     ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                          (2,695)          (5270)
Issuance of Common Stock                                                                    --              31
                                                                                     ---------        --------
     Net cash used in financing activities                                              (2,695)         (5,239)
                                                                                     ---------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (71,512)         (4,942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        74,153           8,277
                                                                                     ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   2,641        $  3,335
                                                                                     =========        ========




           See Notes to Condensed Consolidated Financial Statements.

                             COMMERCIAL ASSETS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.           Organization

Commercial Assets, Inc. ("CAX" and, together with its subsidiaries, the "Company") is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company commenced operations in 1993 when Asset Investors Corporation ("Asset Investors") contributed $75,000,000 to the Company and distributed approximately 70% of the Company's Common Stock to Asset Investors' stockholders. The Common Stock is listed on the American Stock Exchange under the symbol "CAX."

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a management agreement currently in effect through December 1998 ("the Management Agreement"). Prior to November 1997, the Company was managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, which is now the Manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. No change has been made to the Management Agreement other than an extension.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain employees of the Manager have been designated as officers of the Company.

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note G). The Company has temporarily invested the proceeds from such restructuring in government securities and short-term investments until the funds can be fully reinvested.

During the third quarter of 1998, the Company decided to invest in manufactured home communities and invested $9.4 million in four manufactured housing communities and adjoining land with approximately 420 developed homesites, 20 sites ready for homes and 360 sites available for future development (see Note
E).

B.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1998, for the three and nine months then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in the Condensed Consolidated Financial Statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

C.           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. Maintenance, repairs and minor improvements are expensed as incurred.

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of September 30, 1998, there has been no impairment of the Company's investment in real estate.

Revenue Recognition

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and establishing reserves as necessary. As of September 30, 1998, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

Income Taxes

CAX intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, CAX's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements. In order to maintain its status as a REIT, CAX is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests.

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 1998 and 1997 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statements of Cash Flows

Cash  maintained  in  bank  accounts,   money  market  funds  and  highly-liquid
investments with an initial maturity of three months or less are considered to be cash and cash equivalents for purposes of reporting cash flows.

Non-cash investing and financing activities for the nine months ended September 30, 1998 and 1997 were as follows (in thousands):
                                                           1998            1997
                                                           ----            ----
Principal collections on CMBS bonds transferred
  to restricted cash                                      $   --         $ 6,192

Unrealized holding gains on CMBS bonds                        --           8,389

Issuance of Common Stock for services                        150             135

D.           Short-term Investments

During the second and third quarters of 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at September 30, 1998 approximates the carrying value of $59,564,000.

E.           Investments in Participating Mortgages and Leases

As of September 30, 1998, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in September 2007. The Company also receives additional interest of 50% of the net profits from the properties. As of September 30, 1998, the Company had investments in participating mortgages of $8,139,000 and during the three and nine months then ended, income of $140,000 from these mortgages.

In addition, as of September 30, 1998, the Company owned a manufactured home community which was leased to a third party for 50 years. The Company earns annual base rent calculated based on the acquisition cost of the leased property and a rent percentage that increases over 10 years from 9% to 13% per annum. In addition, the Company receives 50% of the net profits and cash flow of the property.

Real estate leased under a long-term lease as of September 30, 1998 was as follows (in thousands):

Land                                                                  $     240
Land improvements and buildings                                           1,128
                                                                      ---------
                                                                          1,368
Less accumulated depreciation                                                (4)
                                                                      ---------
Investment in ground lease, net                                       $   1,364
                                                                      =========

F.           Investments in and Notes Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management Inc. ("Westrec") for approximately $2,500,000 in March 1998. During the third quarter of 1998, the Company decided to invest in manufactured housing communities and not to invest in marinas. At September 30, 1998, the Company valued its investment in Westrec common stock at $2,128,000; the price at which the Company can re-sell such stock to Westrec. The Company has expensed $500,000 for the portion of its investment in Westrec in excess of the sales price plus additional due diligence, legal, and other costs incurred in connection with investigating investments in marinas. The Company also has notes and interest receivable from affiliates of Westrec of $1,831,000 and $1,710,000 at September 30, 1998 and December 31, 1997,
respectively. In May 1998, the Company issued to an affiliate of Westrec warrants to purchase 322,000 shares of Common Stock at $6.60 per share.

G.           CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold, one bond was redeemed and the remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is $5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company established an allowance for credit losses of $3,000,000 in order to value the equity interest at its then estimated fair value of $2,000,000. During the nine months ended September 30, 1998, the Company received $310,000 of which $186,000 was recorded as a reduction in the net book value of the retained equity interest.

H.           Management Fees

The Company operates under a Management Agreement, pursuant to which the Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the Manager since November 1997. Prior to November 1997, FAM was the Manager. The Management Agreement provides that the Manager receives a "Base
Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average invested assets excluding cash and short-term investments of cash. The Acquisition Fee equals 0.5% of the cost of each real estate asset acquired. The Incentive Fee equals 20% of the amount by which the Company's REIT (taxable) income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. In 1997, the Manager also received "Administrative Fees" on each CMBS bond outstanding. Administrative Fees were terminated in connection with the November 1997 restructuring of the CMBS bond portfolio.

Fees paid to the Manager were (in thousands):

                                                   For the Nine Months Ended
                                                         September 30,
                                               --------------------------------
                                                    1998               1997
                                               ---------------    -------------
Base Fees                                          $   40           $    527
Acquisition Fees                                       61                 23
Incentive Fees                                         --                921
Administrative Fees                                    --                 46
                                                   ------           --------
                                                   $  101           $  1,517
                                                   ======           ========

The Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds.

I.           Commitments

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding projections of the Company's future financial performance, cash flow, dividends and anticipated returns on real estate investments. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet the Company's investment criteria; the Company's ability to reduce expense levels, implement rent increases and use leverage; and other risks set forth in the Company's Securities and Exchange Commission filings. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

Business.

Commercial Assets, Inc., a Maryland corporation formed in August 1993, ("CAX" and, together with its consolidated subsidiaries, the "Company") is a real estate investment trust ("REIT"). Initially, it was a wholly-owned subsidiary of Asset Investors Corporation ("Asset Investors"). Asset Investors contributed $75 million to the initial capital of the Company and in October 1993, Asset Investors distributed approximately 70% of the Company's outstanding common stock ("Common Stock") to Asset Investors' stockholders. Asset Investors currently owns approximately 27% of the outstanding Common Stock and provides certain management services to the Company pursuant to the terms of a management agreement. See "Manager." The Common Stock is listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. The Company's subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the risk of default on the underlying collateral and provided credit support for the more senior tranches. In 1997, the Company decided to reduce its exposure to the risks associated with its subordinate CMBS bonds and to increase stockholders' risk adjusted returns by investing in a different type of real estate asset. In connection with this, the Company restructured its subordinate CMBS bonds in November 1997 by selling, redeeming and resecuritizing its various CMBS bonds and received $77.7 million in cash and a small residual interest in two CMBS bonds from such restructuring. The Company temporarily invested its funds in government securities and short-term investments until such time as it determines the type of real estate assets in which it will invest.

In the third quarter of 1998, the Company decided to invest in manufactured home communities. The Company believes that this business can provide predictable, growing cash flows with returns to stockholders that can be enhanced with property-related, long-term debt financing. Asset Investors is also in the manufactured home community business, and the Company believes that Asset Investors' experience will enhance the Company's investments in this asset class. The Company and Asset Investors have agreed that the Company will invest $50 million in manufactured home communities before Asset Investors will acquire additional manufactured home communities for cash. Thereafter, the companies will coordinate future acquisitions.

A manufactured home community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social and recreation activities and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide array of social activities that serve to promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families.

The owner of each home in the Company's communities leases the site on which the home is located. The typical lease entered into between the tenant and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home community is responsible for the maintenance of his home and leased site including lawn care in some communities.

The Company believes that manufactured home communities, once fully occupied, tend to achieve a stable rate of occupancy. The cost and effort involved in relocating a home to another community generally encourages the owner of the home to resell it within the community.

The Company believes that even though the cash returns to be earned from equity interests in manufactured home communities may be less than the returns previously earned on the CMBS bonds, the change in assets will reduce the Company's exposure to credit risks and may result in increased opportunities for capital appreciation. There can be no assurance that the Company will acquire any additional manufactured home communities due to a number of factors including, but not limited to, differences between the Company's valuation of the property and the purchase price required by the property owner or the price that other purchasers may be willing to pay, the Company's determination that the return it expects from a property is inadequate for the risk associated with owning and operating the property, or other investment opportunities that may become available to the Company in the future. In addition, there can be no assurance that the value of manufactured home communities purchased by the Company will appreciate. The failure to achieve expected returns or a decrease in the value of such manufactured home communities could have a material adverse effect on the Company.

Recent Developments

Manufactured Home Community Acquisitions

During the third quarter of 1998, CAX acquired interests in four manufactured home communities and adjoining land, for total consideration of $9.4 million. The communities consist of 420 developed homesites, 20 sites ready for homes and 360 homesites available for future development. Of such properties, one community is located in Florida, and three are in Arizona.

Marina Investments

During 1998, the Company considered investing in marinas. In connection with this, the Company (i) acquired 12% of the outstanding common stock of Westrec Marina Management, Inc. ("Westrec"), a marina management company, (ii) issued warrants to an affiliate of Westrec to purchase 322,000 shares of the Company's Common Stock at a per share price of $6.60, and (iii) lent $1,750,000 to an affiliate of Westrec. During the third quarter of 1998, the Company decided that it would acquire manufactured home communities and no longer planned to invest in marinas. Accordingly, the Company reserved $500,000 for costs related to previously considered marina investments and to value the Company's shares of Westrec at the $2,128,000 price at which the Company can re-sell such shares to Westrec.

Future Acquisitions

From time to time, the Company evaluates acquisition opportunities in the manufactured home community industry and expects to acquire additional properties as opportunities can be identified on terms considered beneficial by management. The acquisition of interests in additional communities could also result in the Company becoming leveraged as it incurs debt in connection with these transactions.

When evaluating potential  acquisitions,  the Company considers such factors as:
(i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by residents for properties of a similar type in the vicinity and the residents' profile; (ix) the prospects for liquidity through sale, financing or refinancing of the property; (x) competition from existing manufactured home communities in the area; and (xi) the replacement cost of the property.

Expansion of Existing Communities

The Company also seeks to increase the number of homesites and earnings generated from its existing portfolio of manufactured home communities and from future acquisitions by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of September 30, 1998, the Company has an interest in four communities with 24 sites ready for homes and 360 sites available for future development.

Properties

The manufactured home communities in which the Company has interests are located in Florida and Arizona. The following tables set forth certain information as of September 30, 1998, with respect to the Company's communities and principal markets:



                                                                  Average        Sites    Sites Available
                                      Developed                 Monthly Rent   Ready for       for
 Community                Location    Homesites     Occupancy     per Site       Homes     Development
-------------------------------------------------------------------------------------------------------------
Cypress Greens      Lakeland, FL         84         100%           $184            24          154
Fiesta Village      Mesa, AZ (2)        175          98             273            --          206 (1)
Casa Encanta        Mesa, AZ (2)        111          87             350            --           -- (1)
Southern Palms      Mesa, AZ (2)         51         100             203            --           -- (1)

                                       ----        ----            ----           ---         ----
                                        421          96%           $262            24          360
                                       ====        ====            ====           ===         ====

(1) The Company intends to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.
(2) The Company holds notes receivable secured by the communities. The notes earn interest and participate in profits from the communities.



                                                       Number of Sites
                                        -------------------------------------------------------------
                                                                                       Available for
                      Number of                                   Ready for               Future
                     Communities           Developed                Homes              Development
                   ----------------     -----------------     -----------------     -----------------
Arizona                     3                   337                   --                   206
Florida                     1                    84                   24                   154
                         ----                ------                 ----                  ----
   Total                    4                   421                   24                   360
                         ====                ======                 ====                  ====


Manager

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a management agreement currently in effect through December 1998 ("the Management Agreement"). Prior to November 1997, the Company was managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, which is now the Manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain employees of the Manager have been designated as officers of the Company.

The Management Agreement provides that the Manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average invested assets excluding cash and short-term investments. The Acquisition Fee equals 0.5% of the cost of each real estate asset acquired. The Incentive Fee equals 20% of the amount by which the Company's REIT (taxable) income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. In 1997, the Manager also received "Administrative Fees" on each CMBS bond outstanding. Administrative Fees were terminated in connection with the November 1997 restructuring of the CMBS bond portfolio. During the third quarter of 1998, the Company paid Base Fees of $16,000 and Acquisition Fees of $61,000 on its investments in manufactured home communities. The Company expects to pay additional Base Fees and Acquisition Fees during 1998. It may pay Incentive Fees based on the Company's results.

The Company has agreed to indemnify the Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the Manager made in good faith and in accordance with the standards set forth in the Management Agreement.

Taxation of CAX

CAX has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and CAX intends to continue to operate in such a manner. CAX's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

If CAX qualifies for taxation as a REIT, it will generally not be subject to federal corporate income tax on its net income that is currently distributed to stockholders. If CAX fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates on its taxable income (including any applicable alternative minimum tax). Even if CAX qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

                          RESULTS OF OPERATIONS FOR THE
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Due to the change in the Company's business from investing in CMBS bonds to owning and managing manufactured home communities, the results of operations for the three and nine months ended September 30, 1998 are not comparable to the same periods in 1997.

The Company does not believe that changes in inflation rates would have a material impact on the net income of the Company.

Rental Property Operations

During the three and nine months ended September 30, 1998, the Company had $131,000 of income from rental property operations arising from its initial investments in manufactured home communities.

Interest and Other Income

Interest and other income during the three and nine months ended September 30, 1998 was $1,012,000 and $3,107,000, respectively, compared to $51,000 and
$211,000, respectively, for the same periods in 1997. The increase is due to temporarily investing the $77.7 million cash proceeds received in November 1997 from the restructuring of the CMBS bonds. The average interest rates earned on these short-term investments were 5.4% and 5.3% during the nine months ended September 30, 1998 and 1997, respectively.

CMBS Bonds

Income from CMBS bonds was $40,000 and $124,000 during the three and nine months ended September 30, 1998, respectively, compared to $3,423,000 and $7,660,000 for the same periods in 1997. Earnings during 1998 represent the income from the retained equity interest from the resecuritization of two CMBS bonds. All other income from the CMBS bonds ceased subsequent to the restructuring of the CMBS bonds in November 1997.

General and Administrative

General and administrative expenses of the Company were $129,000 and $303,000 for the three and nine months ended September 30, 1998, respectively, compared to $104,000 and $348,000, respectively, for the same periods in 1997. General and administrative expenses increased for the three months ended September 30, 1998 compared to the same period in 1997 primarily due to higher professional fees. General and administrative expenses decreased for the first nine months in 1998 compared to 1997 primarily due to lower accounting and other expenses related to the ownership of CMBS bonds.

Management Fees

During the three and nine months ended September 30, 1998, the Company incurred Base Fees of $7,000 and $24,000, respectively, on the retained equity interest from the CMBS bond resecuritization and the investment in Westrec. During the nine months ended September 30, 1997, the Company's management fees were $1,494,000 consisting of Base Fees of $527,000, Incentive Fees of $921,000 and Administrative Fees of $46,000. The large decrease in management fees is because the Company does not incur such fees on cash equivalents and short-term investments of the Company's cash resources.

Acquisition Fees

During the three and nine months ended September 30, 1998 the Company incurred Acquisition Fees with the Manager of $61,000 as a result of the Company's investments in manufactured home communities. During the nine months ended September 30, 1997, the Company incurred Acquisition Fees of $23,000 on acquisitions of CMBS bonds. The Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. Acquisition Fees were not capitalized in 1998 because the Manager is Asset Investors, owner of 27% of the Company.

Reserve for Costs Related to Potential Marina Investments

As noted above, during the third quarter of 1998, the Company decided that it would no longer seek to acquire interests in marinas and reserved $500,000 for costs related to previously considered marina investments.


                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company has cash and cash equivalents of $2,641,000 and short-term investments of $59,564,000. The Company's principal demands for liquidity include normal operating activities and dividends paid to stockholders. In addition, during the nine months ended September 30, 1998, the Company invested $9,367,000 in manufactured home communities. The Company may invest a significant portion, if not all, of its cash and short-term investments in manufactured home communities.

In April and July 1998, the Company declared $0.13 per common share dividends for the first and second quarters of 1998 totaling $2,695,000. In October 1998, the Company declared a $0.13 per common share dividend for the third quarter of 1998 which will be paid in November 1998. During each of the first three quarters of 1997, a dividend of $0.17 per common share was declared and paid.

During 1997, the Company had a Loan and Security Agreement, collateralized by four CMBS bonds, which was cancelled in November 1997 upon the restructuring of the CMBS bonds. The Company also had an unsecured line of credit with a bank for $1,000,000 that expired on July 31, 1998. No advances were made under this line of credit during 1998.

The Company believes that even though the cash returns to be earned from interests in manufactured home communities may be less than the returns previously earned on the CMBS bonds, the change in assets will reduce the Company's exposure to credit risks associated with its former CMBS bonds and may result in increased opportunities for capital appreciation. There can be no assurance, however, that the value of the manufactured home communities will appreciate, and any drop in the value of the manufactured home communities could have a material adverse effect on the Company.

                              YEAR 2000 COMPLIANCE

The Company's hardware and software systems that are critical to its business operations are currently Year 2000 compliant. Upon failure of any system, any data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost to the Company and within a reasonable time period to enable the Company to continue its business operations without any material interruption or material effect on its business, results of operations or financial condition. In addition, management anticipates that any hardware or software that the Company acquires (including in order to upgrade existing systems) between now and December 31, 1999 will be Year 2000 compliant.

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

                                     PART II
                                OTHER INFORMATION




Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

Exhibit No.       Description

     3.1 Amended and Restated Charter of Commercial Assets, Inc. (the "Registrant"), (incorporated herein by reference to Exhibit
                  3.1 to the Amendment No. 1 to the Registrant's Registration Statement on Form 10 (as amended, the "Form 10") of the Registrant, Commission File No. 1-22262, filed on August 31,
                  1993).

     3.2 By-laws of the Registrant, (incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                  1993)

     3.3 Amendment to the By-laws of the Registrant dated as of January 14, 1997 (incorporated herein by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December, 31, 1996, Commission File No. 1-22262, filed on March 24, 1997).

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

                                                       COMMERCIAL ASSETS, INC.
                                                       (Registrant)


Date:  November 13, 1998                               By  /s/ David M. Becker
                                                         ---------------------
                                                         David M. Becker
                                                         Chief Financial Officer