Form 10-K
period 1998-12-31
COMMERCIAL ASSETS INC
filed 1999-03-25
CIK 910675

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

(Mark one)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

                                                 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                          Commission file number 1-2262

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

         As of March 5, 1999, 10,364,029 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the Common Stock on that date as reported on the American Stock Exchange, Inc.) held by non-affiliates was approximately $43,070,000.

                       Documents Incorporated by Reference

         Portions of the proxy statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1998

Item                                                                        Page
                                     PART I
1.      Business.............................................................  1
              Company Background.............................................  1
              Industry Background............................................  2
              Financial Information about Industry Segments..................  2
              Growth and Operating Strategies................................  3
              Manager........................................................  5
              Competition....................................................  6
              Taxation of the Company........................................  6
              Regulations....................................................  6
              Insurance......................................................  7
              Capital Resources..............................................  7
              Dividend Reinvestment Plan.....................................  8
              Restrictions on and Redemptions of Common Stock................  8
              Employees......................................................  8

2.      Properties...........................................................  9

3.      Legal Proceedings....................................................  9

4.      Submission of Matters to a Vote of Security Holders..................  9

                                     PART II

5.      Market for Registrant's Common Equity and Related
          Stockholder Matters................................................ 10

6.      Selected Financial Data.............................................. 10

7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 11
              Results of Operations.......................................... 11
              Liquidity and Capital Resources................................ 14
              Funds From Operations.......................................... 14
              Year 2000 Compliance........................................... 15

7a.     Quantitative and Qualitative Disclosures About Market Risk........... 15

8.      Financial Statements and Supplementary Data.......................... 16

9.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................ 16

                                    PART III

10.     Directors and Executive Officers of the Registrant................... 16

11.     Executive Compensation............................................... 18

12.     Security Ownership of Certain Beneficial Owners and Management....... 18

13.     Certain Relationships and Related Transactions....................... 18

                                     PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 18


                                      (i)

                                     PART I


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, our Annual Report to Stockholders and our filings with the Securities Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such SEC filings, constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our" and "us" refer to Commercial Assets, Inc., a Maryland corporation and, where appropriate, our subsidiaries.

Item 1.  Business.

Company Background

We are a Maryland corporation formed in August 1993, and we have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT". We are engaged in the ownership, acquisition, development and expansion of manufactured home communities. Initially, we were a wholly-owned subsidiary of Asset Investors Corporation. Asset Investors contributed $75 million to our initial capital and in October 1993, Asset Investors distributed 70% of our common stock to Asset Investors' stockholders. Asset Investors currently owns 27% of our outstanding common stock and provides management services to us. Our shares of common stock are listed on the American Stock Exchange, Inc. ("AMEX") under the symbol "CAX."

Prior to 1998, we owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are debt instruments that are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. Our subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the most risk in the event of a default on the underlying mortgages and provided credit support for the more senior tranches. In 1997, we decided to redeploy our assets into other types of real estate investments in order to reduce the risk of our portfolio. We restructured our CMBS bonds in November 1997 by selling, redeeming and resecuritizing our various CMBS bonds from which we received $77.7 million in cash and a small residual interest in two CMBS bonds. During most of 1998, we invested our funds in short-term government securities and other short-term investments pending our decision as to the type of real estate assets in which we would invest.

In the third quarter of 1998, we decided to acquire interests in manufactured housing communities. As of December 31, 1998, we held interests as owner, ground lessor or mortgage lender (including participating mortgages) in six manufactured home communities with a total of 640 developed homesites (sites with homes in place), 50 sites ready for homes and 1,180 sites available for future development. We expect to continue acquiring interests in manufactured home communities during 1999.

Our principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and our telephone number is (303) 614-9410.

Industry Background

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

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided by or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families. Manufactured home communities are primarily characterized as "all age" communities and "adult" communities. In adult communities, as least 80% of the tenants must be at least 55 years old, and in all age communities there is no age restriction on tenants.

The owner of a home in our communities leases from us the site on which the home is located. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute. In some circumstances, we offer a 99-year lease to tenants in order to enable the tenant to have some of the benefits an owner of real property enjoys, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indexes, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

The ownership of manufactured home communities, once fully occupied, tends to be a stable, predictable asset class. The cost and effort involved in relocating a home to another manufactured home community generally encourages the owner of the home to resell it within the community.

Financial Information about Industry Segments

We operate in one industry segment, the ownership and management of real estate. See the consolidated financial statements including their notes in Item 8 of this Report on Form 10-K.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted account principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o        fees incurred in connection  with property  acquisitions;  and
o        nonrecurring costs related to discontinued classes of investments.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

Our primary objective is to maximize stockholder value by increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. We seek to achieve this objective primarily by:

o        improving  net  operating   income  from  our  existing   portfolio  of
         manufactured home communities; and
o acquiring additional communities at values that are accretive on a per share basis.

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o reducing our exposure to downturns in regional real estate markets by obtaining a geographically diverse portfolio of communities;
o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
o        using debt leverage to increase our financial returns;
o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortized debt instead of higher cost, short term debt;
o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-part homesite development;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle; and
o        recruiting and retaining capable community management personnel.

Future Acquisitions

In 1998, when we decided to enter the manufactured home community business, we began to implement a business plan which called for the investment of our capital in the acquisition of manufactured home communities. We have focused on identifying acquisition opportunities that we believe provide returns that are accretive to our stockholders. We plan on continuing this business plan during 1999, and hope to have largely invested our capital in manufactured home communities during this year.

Our acquisition of interests in manufactured home communities takes many forms. In many cases we acquire fee title to the community. When a community has a significant number of unleased homesites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. We seek to accomplish this goal by making loans to development companies in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, our participating mortgages earn interest at fixed rates and, in addition, participate in the profits or revenues from the community. This profit participation right generally entitles us to 50% of the net income and cash flow generated by the community. As an alternative, we sometimes enter into ground leases with development companies having similar terms to our participating mortgages.

We believe that acquisition opportunities for manufactured home communities are attractive at this time because of the increasing acceptability of and demand for manufactured homes and the continued constraints on development of new manufactured home communities. We are actively seeking to acquire additional communities and are currently engaged in various stages of negotiations relating to the possible acquisition of a number of communities. The acquisition of interests in additional communities could also result in our becoming increasingly leveraged as we incur debt in connection with these transactions.

In 1998, we invested $23 million to acquire interests in six manufactured home communities that are located in Arizona, Florida and California. These communities have a total of 640 developed homesites (sites with homes in place), 50 sites ready for homes and 1,180 sites available for future development.

When evaluating potential acquisitions, we consider such factors as:

o        the location and type of property;
o        the value of the homes located on the leased land;
o the improvements, such as golf courses and swimming pools at the property;
o the current and projected cash flow of the property and our ability to increase cash flow;
o        the potential for capital appreciation of the property;
o        the terms of tenant leases, including the potential for rent increases;
o the tax and regulatory environment of the community in which the property is located;
o the potential for expansion of the physical layout of the property and the number of sites;
o the occupancy and demand by residents for properties of a similar type in the vicinity;
o        the credit of the residents in a community;
o the prospects for liquidity through sale, financing or refinancing of the property;
o        the competition from existing manufactured home communities;
o        the potential for the construction of new communities in the area; and
o        the replacement cost of the property.

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 1998, we held interests in six communities with 50 sites ready for homes and 1,180 sites available for future development.

Manager

Our daily operations are performed by a manager pursuant to a management agreement currently in effect through December 31, 1999. The manager identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Thereafter, the two companies will coordinate their efforts to acquire manufactured home communities.

The management agreement was approved by our independent directors and may be terminated by either party with our without cause at any time upon 60 days' written notice. The manager provides all personnel and related overhead necessary to conduct our regular business, and in return, the manager is paid the following fees:

o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by us;
o Base Fees equal to 1% per year of the net book value of our real estate-related assets;
o Incentive Fees equal to 20% of the amount by which our REIT income exceeds (a) our average net worth, multiplied by (b) 1% over the ten year United States Treasury rate.

During 1998, we paid $87,000 in Base Fees and $124,000 in Acquisition Fees to Asset Investors. We did not pay any Incentive Fees in 1998. For 1999, the management agreement relating to the Incentive Fee has been amended to provide that such fee is based on our FFO, less an annual capital replacement reserve of at least $50 per developed homesite, instead of REIT income because we believe this is a better measure of our economic profitability and would, therefore, be a more appropriate incentive for Asset Investors even if increased management fees result.

In order to allocate investments between us and Asset Investors, the companies have agreed that we will invest at least $50 million of our cash resources in the acquisition of communities before Asset Investors will invest further cash in the acquisition of communities. Thereafter, the companies will coordinate their investments. In the ordinary course of our business, we are engaged in discussions and negotiations with a number of manufactured home community owners regarding the purchase of communities or interests in communities.

Asset Investors may acquire communities if a material portion of the purchase price is paid for in units of limited partnership in Asset Investors Operating Partnership ("OP Units") or Asset Investors' common stock.

We indemnify the manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the manager made in good faith and in accordance with the standards set forth in the management agreement.

Competition

There are numerous housing alternatives that compete with our manufactured home communities in attracting residents. Our properties compete for residents with other manufactured home communities, multifamily rental apartments, single family homes and condominiums. The number of competitors in a particular area could have a material effect on our ability to attract and maintain residents and on the rents we are able to charge for homesites. In acquiring assets, we compete with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do. In addition, Asset Investors is also involved in acquiring manufactured home communities.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to operate in a manner which will allow us to avail ourselves of the beneficial tax provisions applicable to REITs. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Code, such as specifications relating to actual operating results, distribution levels and diversity of stock ownership.

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income and other taxes and to Federal income and excise taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and as a result, incur a tax liability, we might need to borrow funds or liquidate certain investments in order to pay the applicable tax. In this situation, we would not be compelled to make distributions as required for entities claiming REIT status under the Code. Moreover, unless we would be entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause the Board of Directors to revoke the REIT election.

We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment conferred upon us and our stockholders may not conform to the Federal income tax treatment.

Regulations

General

Manufactured home communities, like other housing alternatives, are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that we have obtained the necessary permits and approvals to operate each of our properties in conformity with these laws.

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. As we previously mentioned, many of our communities have public facilities. In order to comply with these requirements we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or we could be forced to pay damages to private litigants. We have made those changes required by the ADA which we believe are appropriate. We believe that any further costs related to ADA compliance can be covered by cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

Rent Control Legislation

State and local laws, principally in Florida, might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate. We presently expect to maintain manufactured home communities and may purchase additional properties in markets that are either subject to rent control laws or in which such legislation may be enacted.

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance policies. It is our policy to purchase insurance policies which contain commercially reasonable deductibles and limits from reputable insurers. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired.

Capital Resources

We have used our available cash balances, our FFO and our short-term investments to provide working capital to support our operations, to pay dividends and to acquire assets. Future acquisitions will be financed by the most appropriate sources of capital, perhaps including our available cash and short-term investment balances; undistributed FFO; long-term, secured debt; short-term, secured debt; and the issuance of additional equity securities. This flexibility allows us to offer more choices of "acquisition currency" to potential sellers of manufactured home communities, including the ability to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to 75,000,000 shares of common stock. As of March 5, 1999, 10,364,029 shares of common stock were issued and outstanding. Future offerings of common stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the common stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors.

In addition, the Board of Directors is authorized to issue 25,000,000 shares of preferred stock, par value $.01 per share. Depending on the terms set by the Board of Directors, the authorization and issuance of preferred stock could adversely affect existing stockholders. The effects on existing stockholders could include, among other things, dilution of ownership interests, restrictions on dividends to be issued on common stock and preferences to holders of a new class of stock in the distribution of assets upon liquidation. We do not presently intend to issue preferred stock during 1999. As of March 5, 1999, we have not authorized or issued additional classes of stock.

Dividend Reinvestment Plan

In 1998, we terminated our Automatic Dividend Reinvestment Plan due to the administrative costs related to the plan.

Restrictions on and Redemptions of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our common stock. Our Certificate of Incorporation provides that shares of common stock generally may not be owned by a person if the ownership of shares by such person would exceed 9.8% of our outstanding shares or would result in the imposition of a tax on us. The Board of Directors has waived this restriction with respect to Asset Investors' ownership of 27% of our common stock.

Our Certification of Incorporation empowers the Board of Directors, at its option, the redeem shares of common stock or to restrict transfers of shares to comply with the requirements described above. The redemption price we would pay if the Board of Directors exercises this option to redeem shares would be the fair market value of the common stock as reflected in the latest quotations on the American Stock Exchange. Our Certificate of Incorporation also provides that if anyone acquires shares of our common stock in a manner or in a volume that would result in our disqualification as a REIT under the Code, that acquisition is deemed void to the fullest extent permitted under the law and the acquirer will be deemed never to have had an interest in the shares. Furthermore, if a transaction is determined to be void or invalid, the acquirer may be deemed to have acted as agent on our behalf in acquiring such shares and may be deemed to hold such shares on our behalf.

Each stockholder is required, upon demand, to disclose to the Board of Directors in writing any information with respect to the direct and indirect ownership of shares of our common stock as the Board of Directors deems necessary or prudent in order to protect our tax status.

Employees

Pursuant to the management agreement, the manager provides all personnel necessary to conduct our regular business. Consequently, we have no employees. Certain employees of the manager serve as our officers.

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Arizona and Florida. We hold interests in these communities as owner, ground lessor or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on December 31, 1998 are located:


                                                                             Number of Sites
                                                     -----------------------------------------------------------------
                                                                                                      Available for
                               Number of                                      Ready for Homes            Future
                              Communities               Developed                                      Development
                           ------------------        -----------------        -----------------     ------------------
Arizona                            3                         337                       --                   206
Florida                            2                         305                       46                   942
California                         1                          --                       --                    30
                                 ---                       -----                    -----                ------
   Total                           6                         642                       46                 1,178
                                 ===                       =====                    =====                ======


The following table sets forth information regarding each manufactured home community in which we own an interest:



                                                                        Average
                                                                        Monthly
                                               Developed                 Rent     Sites Ready    Sites Availablet
 Community            Location                 Homesites    Occupancy   per Site    for Homes    for Developmen
------------------------------------------------------------------------------------------------------------------
Owned Communities
  Cypress Greens(1) Lakeland, FL                   85         100%        $184         22               --
  Riverside(1)      Ruskin, FL                    220         100          418         24              942
                                              --------------------------------------------------------------------
    Subtotal                                      305         100          353         46              942
                                              --------------------------------------------------------------------
Participating Mortgage and Joint
Venture Communities
  Fiesta Village    Mesa, AZ                      175          98          273         --              206 (2)
  Casa Encanta      Mesa, AZ                      111          87          350         --              --  (2)
  Southern Palms    Mesa, AZ                       51         100          203         --              --  (2)
  Cannery Village   Newport Beach, CA              --          --           --         --               30
                                              --------------------------------------------------------------------
    Subtotal                                      337          95          288         --              236
                                              ====================================================================
Total Communities                                 642          97%        $319         46            1,178
                                              ====================================================================

(1) We have leased this community to a third party under a long-term lease in which we receive a base rent plus 50% of any profits from the community.
(2) We intend to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.

Item 3.  Legal Proceedings.

At March 5, 1999, there were no material legal proceedings, pending or threatened, to which we were a party or to which any of our respective properties were subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the AMEX under the symbol "CAX." The high and low closing sales prices of the shares of common stock as reported in published financial sources and certain dividend information for the periods indicated were as follows:


                                                                    Regular           Special        Capital Gain
                                                                   Dividends         Dividends        Dividends
                                  High              Low             Declared         Declared          Declared
                                  ----              ---             --------         --------          --------
1998
   First Quarter                 $   7           $   6-7/16          $   --            $   --             $  --
   Second Quarter                    7                6-1/4             .13                --                --
   Third Quarter                     6-7/8           5-9/16             .13                --                --
   Fourth Quarter                    6-1/4            5-1/8             .13                --                --

1997
   First Quarter                 $   7           $    6-3/8          $  .17            $   --             $  --
   Second Quarter                  6-11/16           6-3/16             .17                --                --
   Third Quarter                    7-3/16            6-5/8             .17                --                --
   Fourth Quarter                  7-11/16           6-9/16             .17               .26               .17


As of March 5, 1999, 10,364,029 shares of common stock were issued and outstanding and were held by 1,375 stockholders of record. We estimate there were an additional 8,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

We, as a REIT, are required to distribute annually to stockholders at least 95% of our "REIT taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. We measure our economic profitability and intend to pay regular dividends to our stockholders based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite, during the relevant period. The future payment of dividends, however, will be at the discretion of the Board of Directors and will depend on numerous factors including, our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as the Board of Directors deems relevant.

In 1998, 22,020 shares of common stock were issued to non-executive directors in lieu of annual director fees as a private placement of our securities.

Item 6.  Selected Financial Data.

Our selected financial data, set forth below, has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, is included elsewhere in this report on Form 10-K.

Balance Sheet and Operating Data (in thousands, except per share data):


                                                                              December 31,
                                                    -----------------------------------------------------------------
                                                      1998         1997           1996          1995          1994
                                                    --------     --------       --------      --------      --------

Real estate, before accumulated depreciation        $ 12,678     $     --       $     --      $     --      $     --
Investments in participating mortgages and joint
   ventures                                           10,608           --             --            --            --
Cash equivalents and short-term investments           48,358       74,153          8,277           598        12,367
CMBS bonds                                             1,739        1,981         61,460        69,503        74,046
Total assets                                          78,234       78,148         72,406        71,590        87,604
Total stockholders' equity                            77,254       77,705         71,919        70,465        74,672

                                                                        Year Ended December 31,
                                                    ----------------------------------------------------------------
                                                      1998         1997           1996          1995          1994
                                                    --------     --------       --------      --------      --------
RENTAL PROPERTY OPERATIONS:
Income from participating mortgages and leases      $    587     $     --       $     --      $     --      $     --
Depreciation                                             (50)          --             --            --            --
                                                    --------     --------       -------       --------      --------
                                                         537           --             --            --            --
                                                    --------     --------       -------       --------      --------

CMBS bonds revenues                                      161        9,172          9,838         8,980         5,938
Interest and other income                              3,874          945            319           189         1,126
General and administrative expenses                     (420)        (519)          (805)       (1,393)       (1,220)
Management fees paid to manager                         (211)      (1,678)        (1,425)       (1,151)         (598)
Gain on restructuring of bonds                            --        5,786             --            --            --
Net income                                             3,441       13,706          6,959         6,376         4,927

Per share amounts:
   Basic and diluted earnings                       $    .33     $   1.32       $    .68      $    .63      $    .49
   Regular dividends                                $    .39     $    .68       $    .68      $    .68      $    .50
   Special dividends                                $     --     $    .26       $    .04      $     --      $    .03
   Capital gain on dividends                        $     --     $    .17       $     --      $     --      $     --

Weighted-average common shares outstanding            10,357       10,332         10,247        10,104        10,047
Weighted-average common shares and common share
   equivalents outstanding                            10,372       10,371         10,254        10,108        10,048


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements included elsewhere in this report. In 1998, we decided to change our business from the ownership of high-risk CMBS bonds to the ownership, acquisition, development and management of manufactured home communities. This decision helped us to avoid the volatility incurred by other owners of these securities following the capital market crisis in the third quarter of 1998. Since our capital has not yet been entirely invested into this new business, our financial performance, and consequently our stock price, has been adversely affected during this period. During the last few months we have been focused on the investment of our capital in the acquisition of manufactured home communities. We believe that the investment of our capital will be substantially completed during 1999, and we are hopeful that this will result in improved performance.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

Due to the change in our business from investing in CMBS bonds to owning and operating manufactured home communities, the results of operations for 1998 are not comparable to 1997.

Rental Property

During 1998, income from rental properties totaled $537,000, arising from our initial investments in manufactured home communities.

Inflation

We do not believe that changes in inflation rates would have a material adverse effect on our business. In fact, we believe that inflation may positively impact our business, in light of the fact that manufactured home communities represent a more affordable housing choice for many people than other alternatives available, increased inflation rates may allow us to demand increased rents without losing tenants.

Interest and Other Income

Interest and other income during 1998 was $3,874,000 compared to $945,000 for 1997. The increase is due to our temporary investment of the $77.7 million of cash proceeds received in November 1997 from the restructuring of the CMBS bonds. The average interest rates earned on these short-term investments were 5.40% and 5.44% during 1998 and 1997, respectively.

CMBS Bonds

Income from CMBS bonds was $161,000 during 1998 compared to $9,172,000 for 1997. The earnings figures for 1998 represent the income from the retained equity interest of the resecuritization of two CMBS bonds. All other income from the CMBS bonds ceased after the restructuring of the CMBS bonds in November 1997.

General and Administrative Expenses

Our general and administrative expenses were $420,000 in 1998 compared to $519,000 in 1997. General and administrative expenses decreased in 1998 compared to 1997 primarily due to lower accounting and other expenses related to the ownership of CMBS bonds.

Management Fees

During 1998, we incurred Base Fees of $87,000 on investments in manufactured home communities, the retained equity interest from the CMBS bond resecuritization and the investment in Westrec Marinar Management, Inc. We incurred no Incentive Fees or Administrative Fees in 1998. During 1997, we incurred management fees of $1,678,000, consisting of Base Fees of $598,000, Incentive Fees of $1,024,000 and Administrative Fees of $56,000. We experienced a large decrease in management fees during 1998 because we do not incur such fees on cash equivalents and short-term investments of our cash resources.

Acquisition Fees

During 1998, we incurred Acquisition Fees of $124,000 as a result of our investments in manufactured home communities. During 1997, we incurred Acquisition Fees of $23,000 on acquisitions of CMBS bonds. The Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. Acquisition Fees were expensed in 1998 because the manager is Asset Investors, owner of 27% of our common stock. If these fees had been paid to an unrelated third party, then they would have been capitalized under generally accepted accounting principles. For this reason, such fees are capitalized in our calculation of FFO.

Costs Related to Potential Marina Investments

During the third quarter of 1998, we decided that we would no longer seek to acquire interests in marinas, and we expensed $500,000 of costs related to previously considered marina investments.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

Interest Income

Interest income in 1997 and 1996 was $945,000 and $319,000, respectively. The increase in interest income in 1997 as compared to 1996 is due to our investment of the proceeds from the restructuring of the CMBS bonds in short-term investments. The average interest rate earned on these funds was 5.44% and 5.14% in 1997 and 1996, respectively.

CMBS Bonds

Income from CMBS bonds was $9,172,000 during 1997 compared to $9,838,000 in 1996. Earnings from CMBS bonds decreased by $1,138,000 because there were no earnings in November or December 1997 after the restructuring of the CBMS bond portfolio. This decrease was partially offset by higher income prior to the restructuring. The income from the CMBS bonds prior to the restructuring was higher due to the prepayments made in August 1997 on one bond and the earnings on bonds acquired in March 1997 offset by income from the early redemption of two bonds in May 1996 and prepayments made on another bond in 1996.

General and Administrative Expenses

Our general and administrative expenses were $519,000 and $805,000, respectively, for 1997 and 1996. General and administrative expenses decreased in 1997 compared to 1996 primarily due to lower stockholder relations expenses, lower consulting and accounting expenses and the elimination of expenses from dividend equivalent rights pursuant to the amendment to our stock option plan.

Management Fees

Management fee expenses were $1,678,000 and $1,425,000, respectively, for 1997 and 1996. The increase in management fees during 1997 compared with 1996 was due to an increase of $311,000 in Incentive Fees, offset by a decrease of $58,000 in Base Fees and Administrative Fees. Prior to the restructuring of the CMBS bond portfolio, our manager received an Administrative Fee of up to $10,000 per year for each CMBS bond. The increase in Incentive Fees was due to higher REIT income before Incentive Fees partially offset by an increase in the average Ten-Year U.S. Treasury Rate between 1996 and 1997. The increase in REIT income was primarily a result of gains associated with the restructuring of the CMBS bonds and nonrecurring expenses incurred in 1996 while the increase in the average Ten-Year U.S. Treasury Rate had the effect of raising the threshold above which Incentive Fees are paid. The decrease in Base Fees was due to the decrease in average invested assets as a result of the restructuring of our CMBS bonds.

Dividend Distributions

During 1998, we declared regular dividends of $.39 per share. During each of 1997 and 1996, we declared regular dividends of $.68 per share. In addition, we declared special dividends of $.26 per share and $.04 per share in 1997 and 1996, respectively, and a capital gains dividend of $.17 per share in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, we had cash and cash equivalents of $3,292,000 and short-term investments of $45,066,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties and payments of dividends to stockholders.

In 1998, the net cash provided by operating activities was $3,705,000 compared to $4,428,000 during 1997. The decrease was primarily a result of lower income from both short-term investments and investments in manufactured home communities in 1998 than income from CMBS bonds in 1997.

Net cash used in investing activities was $70,524,000 during 1998 compared to net cash provided by investing activities of $72,892,000 in 1997. The net cash in 1998 was primarily used to acquire short-term investments and investments in manufactured home communities. Investing activities in 1997 included $77,693,000 of net cash provided from the restructuring of the bonds.

Net cash used in financing activities decreased to $4,042,000 in 1998 compared to $11,444,000 in 1997, primarily due to lower dividends.

We expect to meet our long-term liquidity requirements through our cash balances, short-term investments, long-term, secured borrowings, cash generated by operations and issuance of equity securities.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and make capital expenditures. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o       fees incurred in connection  with property  acquisitions;  and
o       nonrecurring costs related to discontinued classes of investments.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For 1998, our FFO was as follows (in thousands):

                                                                         1998
                                                                         ----

  Net income                                                          $  3,441
  Real estate depreciation                                                  50
  Acquisition fees                                                         124
  Amortization of CMBS bonds                                               242
  Costs related to potential marina investments                            500
                                                                      --------
  Funds From Operations (FFO)                                         $  4,357
                                                                      ========

  Weighted average common shares outstanding                            10,357

                              YEAR 2000 COMPLIANCE

Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of our Year 2000 compliance program.

Our critical hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. In addition, we anticipate that any hardware or software that we acquire (including upgrades to existing systems) between now and December 31, 1999 will be Year 2000 compliant.

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration has announced that they will have their systems Year 2000 compliant before January 1, 2000.

We believe that the cost of modification or replacement of our less essential accounting and reporting software and hardware that is not currently compliant with Year 2000 requirements, if any, will not be material to our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is through our various debt instruments and borrowings. The following is a list of these debt instruments and borrowing arrangements.

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate ("LIBOR"). Accordingly, changes in interest rates could affect the returns from such investments. We intend to invest funds in manufactured home communities during 1999, however, the timing and amount of such investments will depend on a number of factors. See "Business - Growth and Operating Strategies - Future Acquisitions."

We do not currently have any notes payable but expect to borrow amounts in connection with acquisitions of communities. We intend to borrow non-recourse, secured, fixed rate, fully amortizing debt in connection with such acquisitions. Accordingly, such debt would not cause us significant exposure to changing interest rates.

Item 8.  Financial Statements and Supplementary Data.

The independent auditor's reports, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in nor any disagreements with our accountants relating to accounting or financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Board of Directors and Officers" in the proxy statement in connection with our 1999 Annual Meeting of Stockholders which is to be filed after the date this report on Form 10-K is filed is hereby incorporated by reference.

Executive Officers of the Registrant

The Executive Officers of the Company as of December 31, 1998 are:

          Name           Age                Position with the Company
--------------------------------------------------------------------------------
Terry Considine          51    Chairman of the Board of Directors and Chief
                               Executive Officer
Thomas L. Rhodes         59    Vice Chairman of the Board of Directors
Bruce E. Moore           56    President and Chief Operating Officer
David M. Becker          39    Chief Financial Officer, Secretary and Treasurer

Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998, Mr.
Considine  served as our  Co-Chairman  of the Board of  Directors  and  Co-Chief
Executive Officer. Mr. Considine also serves as Chairman of the Board of Directors and Chief Executive Officer of Asset Investors. He is the sole owner of Considine Investment Co, and since July 1994, he has been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), one of the largest apartment REITs in the United States. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College and a J.D. from Harvard Law School and was admitted as a member of the Massachusetts Bar.

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

Thomas L. Rhodes has been our Vice Chairman of the Board of Directors since April 1998. From September 1996 to April 1998, Mr. Rhodes served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer. From September 1996 to April 1998, Mr. Rhodes also served as Asset Investors' Co-Chairman of the Board of Directors and Co-Chief Executive Officer. Since April 1998, Mr. Rhodes has also served as Vice Chairman of the Board of Directors of Asset Investors. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Trustee of The Heritage Foundation.

Bruce E. Moore has been our President and Chief Operating Officer since October 1998. He also serves as President and Chief Operating Officer of Asset Investors. Mr. Moore is the founder and was the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates, a private real estate firm specializing in various aspects of the real estate industry including asset management, consulting, development, property management, brokerage and capital formation. He is a certified public accountant and holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. Mr. Moore is a Director and past President of the Media Youth Center, and a past advisory-board member for the Department of Recreation and Intercollegiate Athletics for the University of Pennsylvania. In addition, Mr. Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

David M. Becker has functioned as our Chief Financial Officer, Secretary and Treasurer since December 1997 and was appointed to such positions in April 1998. Since December 1997, Mr. Becker has also served as Chief Financial Officer, Secretary and Treasurer of Asset Investors and was appointed to such positions in February 1998. From September 1995 until joining us, he was both the Chief Financial Officer of Westfield Development Company, Inc. and Vice President-Finance of The Frederick Ross Co., related companies involved in commercial real estate development, brokerage and management. Prior to September 1995, he held various executive positions with CONCORD Services, Inc., a privately-held company involved in multiple businesses including trading, manufacturing and finance. CONCORD Services, Inc. declared bankruptcy in February 1995. In addition, Mr. Becker was Chief Financial Officer and General Counsel of Ramtron International Corporation, a publicly-held semiconductor manufacturer, from October 1989 until July 1994. Mr. Becker is an attorney and certified public accountant. He received a B.A. from the University of Northern Iowa and a J.D. from the University of Denver.

There are no family relationships between any of the executive officers, directors or persons nominated or chosen by us to become a director or executive officer and there are no arrangements or understandings pursuant to which any of them were selected as directors or officers. Except as described above, none of the persons nominated to become directors or executive officers have been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons.

The information set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the proxy statement is hereby incorporated by reference.

Item 11.  Executive Compensation.

The information set forth under the captions "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in the proxy statement is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" in the proxy statement is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(2) The financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report. All other schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

(a)(3)   The Exhibit Index is included on page 18 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1998:

         Current report on Form 8-K, dated November 20, 1998, reporting the acquisition of manufactured housing community assets which included the Statement of Excess Revenues Over Specific Operating Expenses of the Moorings of Manatee Manufactured Home Community for the Year Ended
         December 31, 1997 (audited) and the Period from January 1, 1998 to September 30, 1998 (unaudited).

                          INDEX TO FINANCIAL STATEMENTS


COMMERCIAL ASSETS, INC.                                                     Page

Financial Statements:

    Report of Independent Auditors........................................   F-2
    Consolidated Balance Sheets as of December 31, 1998
      and 1997............................................................   F-3
    Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996....................................   F-4
    Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1998, 1997 and 1996........................   F-5
    Consolidated Statements of Cash Flows for the years
      ended December 31, 1998, 1997 and 1996..............................   F-6
    Notes to Consolidated Financial Statements............................   F-7

Financial Statement Schedules:

    Schedule III--Real Estate and Accumulated Depreciation................  F-16
    Schedule IV - Mortgage Loans on Real Estate...........................  F-18

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Commercial Assets, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Commercial Assets, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Assets, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP
Denver, Colorado
January 29, 1999


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                           1998               1997
                                                                                           ----               ----
ASSETS
Cash and cash equivalents                                                                $    3,292         $   74,153
Short-term investments                                                                       45,066                 --
Real estate, net of accumulated depreciation of $50                                          12,628                 --
Investments in participating mortgages                                                        9,328                 --
Investment in real estate joint venture                                                       1,280                 --
Investments in and notes receivable from Westrec                                              4,011              1,710
CMBS bonds                                                                                    1,739              1,981
Other assets, net                                                                               890                304
                                                                                         ----------         ----------
      Total Assets                                                                       $   78,234         $   78,148
                                                                                         ==========         ==========

LIABILITIES
Accounts payable and accrued liabilities                                                 $      872         $      368
Management fees payable to related parties                                                      108                 75
                                                                                         ----------         ----------
                                                                                                980                443
                                                                                         ----------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,364  and
   10,342 shares issued and outstanding, respectively                                           104                104
Additional paid-in capital                                                                   76,874             76,724
Retained earnings                                                                               276                877
                                                                                         ----------         ----------
                                                                                             77,254             77,705
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   78,234         $   78,148
                                                                                         ==========         ==========


                See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                  1998            1997           1996
                                                                                  ----            ----           ----
RENTAL PROPERTY OPERATIONS
Income from participating mortgages and leases                                  $     587      $     --       $     --
Depreciation                                                                          (50)           --             --
                                                                                ---------      --------       --------
Income from property operations                                                       537            --             --
                                                                                ---------      --------       --------

Interest and other income                                                           3,874           945            319
CMBS bonds revenue                                                                    161         9,172          9,838
General and administrative expenses                                                  (420)         (519)          (805)
Management fees paid to manager                                                       (87)       (1,678)        (1,425)
Interest expense                                                                       --            --             (2)
Elimination of dividend equivalent rights                                              --            --           (966)
                                                                                ---------      --------      ---------

OPERATING INCOME                                                                    4,065         7,920          6,959

Acquisition fees paid to manager                                                     (124)           --             --
Costs related to potential marina investments                                        (500)           --             --
Gain on restructuring of bonds                                                         --         5,786             --
                                                                                ---------      --------       --------

NET INCOME                                                                      $   3,441      $ 13,706       $  6,959
                                                                                =========      ========       ========

BASIC AND DILUTED EARNINGS PER SHARE                                            $     .33      $   1.32       $    .68
                                                                                =========      ========       ========

DIVIDENDS DECLARED PER SHARE:
   Regular dividends                                                            $     .39      $    .68       $    .68
   Special dividends                                                                   --           .26            .04
   Capital gain dividends                                                              --           .17             --
                                                                                ---------      --------       --------
                                                                                $     .39      $   1.11       $    .72
                                                                                =========      ========       ========

Weighted-Average Common Shares Outstanding                                         10,357        10,332         10,247

Weighted-Average Common Shares and Common Share Equivalents Outstanding
                                                                                   10,372        10,371         10,254



                See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                                                       Retained
                                                                                       Earnings
                                                                                     (Dividends In  Accumulated
                                                                         Additional    Excess of       Other         Total
                                                Common Stock              Paid-In     Accumulated  Comprehensive Stockholders'
                                             Shares      Amount           Capital      Earnings)      Income         Equity
                                             ------      ------           -------      ---------      ------         ------
BALANCES - DECEMBER 31, 1995                 10,142      $  102         $  75,523     $   (915)     $(4,245)      $  70,465

Comprehensive Income
    Net income                                   --          --                --        6,959           --           6,959
    Unrealized appreciation of CMBS bonds        --          --                --           --          856             856
                                            -------      ------         ---------     --------      -------       ---------
       Comprehensive Income                      --          --                --        6,959          856           7,815
                                            -------      ------         ---------     --------      -------       ---------
Issuance of common stock                        174           1             1,036           --           --           1,037
Dividends                                        --          --                --       (7,398)          --          (7,398)
                                            -------      ------         ---------     --------      -------       ---------
BALANCES - DECEMBER 31, 1996                 10,316         103            76,559       (1,354)      (3,389)         71,919

Comprehensive Income
    Net income                                   --          --                --       13,706           --          13,706
    Reversal of unrealized holding losses
      upon restructuring of bonds                --          --                --           --        3,389           3,389
                                            -------      ------         ---------     --------      -------       ---------
       Comprehensive Income                      --          --                --       13,706        3,389          17,095
                                            -------      ------         ---------     --------      -------       ---------
Issuance of common stock                         26           1               165           --           --             166
Dividends                                        --          --                --      (11,475)          --         (11,475)
                                            -------      ------         ---------      -------      -------       ---------
BALANCES - DECEMBER 31, 1997                 10,342         104            76,724          877           --          77,705
Issuance of common stock                         22          --               150           --           --             150
Net income                                       --          --                --        3,441           --           3,441
Dividends                                        --          --                --       (4,042)          --          (4,042)
                                            -------      ------         ---------     --------      -------       ---------
BALANCES - DECEMBER 31, 1998                 10,364      $  104         $  76,874     $    276      $    --       $  77,254
                                            =======      ======         =========     ========      =======       =========

                See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                        1998           1997              1996
                                                                        ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  3,441         $ 13,706          $  6,959
Adjustments to reconcile net income to net cash flows from
   operating activities:
   Amortization of premium/discount on CMBS bonds and
     short-term investments                                             274           (2,381)           (2,155)
   Accrued income on participating mortgages and leases
                                                                       (443)              --                --
   Depreciation                                                          50
   Gain on restructuring of bonds                                        --           (5,786)               --
   Issuance of common stock for dividend equivalent rights
                                                                         --               --               941
   Increase in accounts payable and accrued liabilities                 537              216               157
   Decrease (increase) in other assets                                 (154)          (1,327)               18
                                                                   --------         --------          --------
     Net cash provided by operating activities                        3,705            4,428             5,920
                                                                   --------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of short-term investments                              (91,946)              --                --
Collections on short-term investments                                30,313               --                --
Proceeds from sale of short-term investments                         16,085               --                --
Investments in participating mortgages, net                          (8,959)              --                --
Purchases of real estate                                            (12,671)              --                --
Capital replacements                                                     (7)              --                --
Investments in Westrec                                               (2,301)              --                --
Investment in real estate joint venture                              (1,280)              --                --
Proceeds from restructuring of bonds                                     --           77,693                --
Collections on CMBS bonds                                               242               --             9,857
Acquisitions of CMBS bonds                                               --           (4,801)               --
                                                                   --------         --------          --------
     Net cash provided by (used in) investing activities            (70,524)          72,892             9,857
                                                                   --------         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                       (4,042)         (11,475)           (7,398)
Proceeds from the issuance of Common Stock                               --               31                --
Paydowns on short-term financing                                         --               --              (700)
                                                                   --------         --------          --------
     Net cash used in financing activities                           (4,042)         (11,444)           (8,098)
                                                                   --------         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                    (70,861)          65,876             7,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                     74,153            8,277               598
                                                                   --------         --------          --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  3,292         $ 74,153          $  8,277
                                                                   ========         ========          ========


                See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       Organization

Commercial Assets, Inc. ("CAX" and, together with its subsidiaries, the "Company") is a Maryland corporation that has interests in manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). The Company's common stock, par value $.01, (the "Common Stock") is listed on the American Stock Exchange under the symbol "CAX."

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note H). The Company temporarily invested the proceeds from such restructuring in government securities and short-term investments until the Company decided what class of assets to reinvest such funds in.

In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of December 31, 1998 has invested $23 million in interests in manufactured home communities and adjoining land with 640 developed homesites, 50 sites ready for homes and 1,180 sites available for future development.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 1999 ("the Management Agreement"). Prior to October 1996, the Company was managed by subsidiaries of MDC Holdings, Inc. ("MDC"). In September 1996, MDC sold Financial Asset Management LLC ("FAM"), the manager at such time, to an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors Corporation ("AIC" and together with its subsidiaries, "Asset
Investors"), the current manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors.
Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. Asset Investors owns 27% of the Company's Common Stock. No change was made to the Management Agreement during 1998 other than an extension. During 1999, the Incentive Fee has been amended to provide that such fee is based on Adjusted Funds From Operations ("AFFO") instead of REIT income. Generally, AFFO is book net income plus depreciation, amortization and acquisition fees less an annual capital replacement reserve equal to $50 per developed homesite.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain officers of Asset Investors are also officers of the Company.

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of December 31, 1998, there has been no impairment of the Company's investment in real estate.

Revenue Recognition

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of December 31, 1998, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

CMBS Bonds

Earnings from CMBS bonds was comprised of coupon interest and the amortization of the purchase discount. Amortization of the purchase discount was recognized by the interest method using a constant effective yield and assumed an estimated rate of future prepayments, defaults and credit losses which was adjusted for actual experience. The allowance for credit losses was equal to the undiscounted total of future estimated credit losses. In the event the Company adjusted the estimate of future credit losses, such adjustments would be included in current period earnings.

The Company classifies its CMBS bonds as available-for-sale. Accordingly, the CMBS bonds are carried at fair value in the financial statements. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized. If the fair value of a CMBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the Company's income. The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the CMBS bond discounted at a risk-free rate of return.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments generally approximate their carrying basis or amortized cost.

Income Taxes

CAX intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, CAX's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

In order to maintain its status as a REIT, CAX is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. Regular and special dividends declared in 1998, 1997 and 1996 represented ordinary taxable income to the stockholders. In addition, the Company declared a capital gains dividend of $.17 per share in 1997.

Earnings Per Share

Basic earnings per share for 1998, 1997 and 1996 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in 1998, 1997 and 1996.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $8,000 in 1996. The Company paid no interest expense in 1998 or 1997.

Non-cash investing and financing activities for 1998, 1997 and 1996 were as follows (in thousands):


                                                                      1998              1997             1996
                                                                    --------          -------          -------
Principal collections on CMBS bonds transferred to restricted
    cash                                                            $                 $ 6,227          $ 1,214
Unrealized holding gains and losses on CMBS bonds                        --             3,389              856
Issuance of Common Stock for services                                   150               135               --
Distributions of Common Stock pursuant to dividend equivalent
    rights                                                               --                --               96
Issuance of Common Stock as consideration for the elimination
    of dividend equivalent rights                                        --                --              941


Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

C.       Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at December 31, 1998 approximates the carrying value of $45,066,000.

D.       Investments in Manufactured Home Communities

During 1998, the Company acquired interests in six manufactured home communities with 640 developed sites, 50 sites ready for homes, and 1,180 sites available for future development. Total investment was $22,910,000 paid in cash.

The following unaudited pro-forma information has been prepared assuming the acquisition of the interests in manufactured home communities and the restructuring of the Company's CMBS bonds had been completed at the beginning of the periods presented. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the restructurings and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for 1998 and 1997 are as follows (in thousands, except per share data):


                                                                                     1998                   1997
                                                                                     ----                   ----

Revenues  (income  from  participating  mortgages  and  leases,  interest
    income and CMBS bonds revenues)                                                $    5,375             $    6,693
                                                                                   ==========             ==========

Income before gain on restructuring of bonds                                       $    3,724             $    5,529
Gain on restructuring of CMBS bonds                                                        --                  6,069
                                                                                   ----------             ----------
Net income                                                                         $    3,724             $   11,598
                                                                                   ==========             ==========

Basic and diluted earnings per share                                               $      .36             $     1.12
                                                                                   ==========             ==========

The Company is actively seeking to acquire additional communities and currently is engaged in negotiations relating to the possible acquisition of a number of communities. At any time, these negotiations are at various stages of completion, which may include outstanding contracts to acquire certain manufactured home communities, subject to satisfactory completion of the Company's due diligence review.

E.       Investments in Participating Mortgages

As of December 31, 1998, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in September 2007. The Company also receives additional interest of 50% of the net profits and cash flows from the properties. In addition, as of December 31, 1998, the Company has investments in participating mortgages secured by individual homes and home sites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homesites. The Company also receives additional interest of 50% of the net profits and cash flows from the homesites. As of December 31, 1998, the Company had investments in participating mortgages of $9,328,000 and income of $451,000 from these mortgages during 1998.

F.       Real Estate

Real estate at December 31, 1998, is as follows (in thousands):

Land                                                               $    3,798
Land improvements and buildings                                         8,880
                                                                   ----------
                                                                       12,678
Less accumulated depreciation                                             (50)

Investment in real estate, net                                     $   12,628
                                                                   ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. The two manufactured home communities involving the above real estate have been leased to a third party. The first lease involves a community acquired by the Company at a cost of $1.4 million and is for a term of 50 years. The Company receives initial annual lease payments equal to 9% of its cost. The annual lease payments increase by 4% per annum over the prior year's lease payments until the annual lease payment equals 13% of the Company's cost. In addition, the Company receives additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale of the property, the Company receives all proceeds until it has realized its total purchase price of the property plus a 13% per annum rate of return. The Company then receives 50% of any sales proceeds in excess of such amount.

The other community acquired by the Company involves two phases and has been leased to the same third party for 50 years. Phase One has 220 developed homesites and 24 sites ready for homes. Phase Two involves 940 sites available for future development. Initial annual lease payments on Phase One is $890,000, increasing by 4% per annum. There are no lease payments on Phase Two until the sites are ready for homes, at which time, the annual lease payments on Phase Two will be equal to 10% times the costs incurred in developing Phase Two. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost.

G.     Investment in Real Estate Joint Venture

In November 1997, the Company invested $1,280,000 in a joint venture involving the development of 30 homesites near Newport Beach, California. The Company receives a priority return from the venture until the Company has received an amount equal to 9% times $1,250,000 for 1999. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on its $300,000 investment in the venture. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture in 1998.

H.     CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold, one bond was redeemed and the remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is $5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the

Company valued the equity interest at its then estimated fair market value of $2,000,000. During 1998, the Company received $403,000 of which $242,000 was recorded as a reduction in the net book value of the retained equity interest, resulting in a net book value of $1,739,000 which the Company believes approximates fair market value at December 31, 1998.

In 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization.

I.       Investments in and Notes Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management Inc. ("Westrec") for approximately $2,500,000 in March 1998. In the third quarter of 1998, the Company decided to invest in manufactured housing communities and not to invest in marinas. The Company has valued its investment in Westrec common stock at the price at which the Company can re-sell such stock to Westrec. The Company has expensed $500,000 for the portion of its investment in Westrec in excess of the sales price plus additional due diligence, legal, and other costs incurred in connection with investigating investments in marinas. The Company also has a note receivable from an affiliate of Westrec. The outstanding balance of the note receivable (including interest receivable) is $1,883,000 and $1,710,000 at December 31, 1998 and 1997, respectively. In May 1998, the Company issued to an affiliate of Westrec warrants to purchase 322,000 shares of Common Stock at $6.60 per share. These warrants were cancelled in 1998.

J.       Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of non-qualified stock options to its directors and officers, employees and consultants which as of December 31, 1998, permitted the issuance of up to an aggregate of 3,000,000 shares of Common Stock, of which 454,000 and 717,000 related to outstanding stock options as of December 31, 1998 and 1997, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. The stock options have various terms ranging up to 10 years.

Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During 1996, the Company incurred $96,000 of expenses from DERs covering 16,000 shares of Common Stock which were subject to issuance pursuant to options granted under the plan. On May 30, 1996, the Company's stockholders approved the issuance of Common Stock in exchange for the elimination of DERs for such options and, as a result, the Company recorded a $966,000 charge during 1996.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1998. As of December 31, 1998, the outstanding options have exercise prices ranging from $5.625 to $6.875 and have a remaining weighted-average life of 2.3 years.

                                                 Weighted
                                                 Average
                                               Exercise Price         Shares
                                               --------------         ------
Outstanding - December 31, 1995                   $ 6.94             574,000
     Granted                                        5.86              83,000
     Forfeited                                      6.68              (9,000)
                                                  ------          ----------
Outstanding - December 31, 1996                     6.80             648,000
     Granted                                        6.30              87,000
     Forfeited                                      7.30             (13,000)
     Exercised                                      6.12              (5,000)
                                                  ------          ----------
Outstanding - December 31, 1997                     6.74             717,000
     Granted                                        6.62              38,000
     Forfeited                                      7.50            (290,000)
     Expired                                        7.25             (11,000)
                                                  ------          -----------
Outstanding - December 31, 1998                   $ 6.23             454,000
                                                  ======          ==========

Options granted to date vest over various periods up to two years. As of December 31, 1998, 1997 and 1996, 445,000, 660,000 and 454,000, respectively, of the outstanding options were exercisable.

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

During 1998, 1997 and 1996, the estimated weighted-average, grant-date fair value of options granted was $.76, $.42 and $.45, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rate on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividend growth rates were estimated based upon historical averages over the two years ended December 31, 1998, adjusted for changes based upon the Company's investment in manufactured home community assets.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                           1998         1997        1996
                                                           ----         ----        ----
Pro forma net income                                      $3,402      $ 13,670     $ 6,932
Pro forma basic and diluted earnings per share            $ 0.33      $   1.32     $  0.68


K.       Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. Prior to November 1997, FAM was the manager. The Management Agreement provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate asset acquired. The Incentive Fee equals 20% of the amount by which the Company's REIT taxable income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. In 1997 and 1996, the manager also received "Administrative Fees" on each CMBS bond outstanding. Administrative Fees were terminated in connection with the November 1997 restructuring of the CMBS bond portfolio.

Fees paid to the manager during 1998, 1997 and 1996 were (in thousands):

                           1998               1997               1996
                           ----               ----               ----
Base Fees                 $   87            $    598           $    654
Acquisition Fees             124                  23                 --
Incentive Fees                --               1,024                713
Administrative Fees           --                  56                 58
                          ------            --------           --------
                          $  211            $  1,701           $  1,425
                          ======            ========           ========

Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. In addition, the Company incurred $426,000 of Incentive Fees in 1997 relating to the gain on the restructuring of the CMBS bonds. Acquisition Fees incurred in 1998 were expensed because such fees were paid to Asset Investors, owner of 27% of the Company's Common Stock.

The Management Agreement has been extended through December 31, 1999. During 1999, the Incentive Fee has been amended to provide that such fee is based on CAX's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, instead of REIT income. In general, Funds From Operations is equal to book net income plus depreciation, amortization and acquisition fees.

L.       Commitments

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite.

The Company has agreed to acquire from time to time ground leases related to individual homesites. The purchase price for each lease will be equal to the base annual rent provided for in each such ground lease divided by 9%. The Company is not required to acquire such leases in groups of less than 10 leases.

The maximum number of leases the Company might purchase is approximately 500 for total consideration of approximately $20 million.

M.       Operating Segments

The Company has recently begun investing in manufactured home communities and management assesses the performance of the Company as one operating segment.

N.       Other Matters

The Company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of Preferred Stock. The Board of Directors is authorized to fix the terms of the Preferred Stock, including preferences, powers and rights (including voting rights) senior to the Common Stock. To date, the Company has not issued any shares of Preferred Stock.

O.       Selected Quarterly Financial Data (unaudited)

Presented below is selected quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands, except per share data).


                                                                             Three Months Ended,
                                                                             -------------------
                                                     December 31,     September 30,      June 30,         March 31,
                                                     ------------     -------------      --------         ---------
1998
-------------------------------------------------- --------------- ----------------- --------------- ----------------
Income from rental property operations               $     390         $    147         $     --         $     --
CMBS bonds                                                  37               40               44               40
Interest and other income                                  767            1,012            1,042            1,053
Net income                                                 967              486              986            1,002
Per share amounts:
   Basic and diluted earnings                              .09              .05              .09              .10
   Regular dividends                                       .13              .13              .13               --
   Stock prices (1)
     High                                                6-1/4            6-7/8                7                7
     Low                                                 5-1/8           5-9/16            6-1/4           6-7/16
Weighted-average common shares outstanding              10,364           10,364           10,359           10,342
Weighted-average common shares and common share
   equivalents outstanding                              10,366           10,373           10,387           10,378

1997
-------------------------------------------------- --------------- ----------------- --------------- ----------------
CMBS bonds revenue                                   $   1,512         $  3,423        $   2,193         $  2,044
Interest and other income                                  734               51               49              111
Gain on restructuring of bonds                           5,786               --               --               --
Net income                                               7,677            2,484            1,810            1,735
Per share amounts:
   Basic and diluted earnings                              .74              .24              .17              .17
   Regular dividends                                       .17              .17              .17              .17
   Special dividends                                       .26               --               --               --
   Capital gains dividends                                 .17               --               --               --
   Stock prices (1)
     High                                              7-11/16           7-3/16          6-11/16                7
     Low                                                6-9/16            6-5/8           6-3/16            6-3/8
Weighted-average common shares outstanding              10,342           10,342           10,326           10,316
Weighted-average common shares and common share
   equivalents outstanding                              10,408           10,381           10,348           10,351
--------------------------------------------------

(1)   Daily closing prices as reported on the AMEX Composite Tape.








                                               Commercial Assets, Inc.
                                                     SCHEDULE III
                                       Real Estate and Accumulated Depreciation
                                                  December 31, 1998
                                           (In Thousands Except Site Data)

                                                                                                     December 31, 1998
                                                                                    ------------------------------------------------
                                                                             Cost                                     Total
                                                                           Capital-                                    Cost
                                                             Initial Cost    ized        Total Cost                   Net of
                                                          ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                   Number       Buildings    uent         Buildings          lated    lated
                 Date                       Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired      Location    Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 -----------------------------------------------------------------------------------------------------------------------------------
Cypress Greens  1998     Lakeland, FL      1986     107 $  240   $1,129       $7    $240    $1,136   $1,376    $16   $ 1,360   $ --

Riverside       1998     Ruskin, FL        1984   1,186  3,558    7,744       --   3,558     7,744   11,302     34    11,268     --
                                                  ==================================================================================
           Total                                  1,293 $3,798   $8,873       $7  $3,798    $8,880  $12,678    $50   $12,628   $ --
                                                  ==================================================================================


                             COMMERCIAL ASSETS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                For the Years Ended December 31, 1998, 1997, 1996
                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1998              1997             1996
                                                                             ----              ----             ----
Real Estate
    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Real estate acquisitions                                               12,671               --              --
       Additions                                                                   7               --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $   12,678        $      --         $    --
                                                                          ==========        =========         =======


Accumulated Depreciation
    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Depreciation                                                              (50)              --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $      (50)       $      --         $    --
                                                                          ==========        =========         =======


See Report of Independent Auditors and accompanying notes to consolidated financial statements.

                             COMMERCIAL ASSETS, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)



                                                                                                           Principal
                                                                                                           Amount of
                                                                                                         Loans Subject
                                                                                                         to Delinquent
                                     Final       Periodic                Face Amount       Carrying       Principal or
                        Interest     Maturity    Payment     Prior      of Mortgages      Amount of         Interest
    Description           Rate         Date        Terms      Liens                       Mortgages
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Fiesta Village             (1)          9/2007        (1)     $   --      $   8,033       $    8,462         $      --
Savanna Club               10%          9/2018        (2)         --            822              828                --
Sun Lake                   10%          9/2018        (2)         --             38               38                --
                                                             =========  ==============  ===============  ===============
                                                              $   --      $   8,893       $    9,328         $      --
                                                             =========  ==============  ===============  ===============


(1) The Fiesta Village loan is comprised of five mortgage loans secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum.
(2)    Interest is paid from any cash flows from the property.



                             COMMERCIAL ASSETS, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)




                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1998              1997             1996
                                                                             ----              ----             ----

    Balance at beginning of period                                        $       --        $      --         $    --

    Additions during period:
       Investments in participating mortgages                                  8,913               --              --
       Accrued interest                                                          371               --              --
       Loan costs                                                                 70               --              --
    Deductions during period:
       Collections of principal                                                  (20)              --              --
       Collections of interest                                                    (2)              --              --
       Amortization of loan costs                                                 (4)              --              --
                                                                          ----------        ---------        --------

    Balance at close of period                                            $    9,328        $      --         $    --
                                                                          ==========        =========         =======


                                  EXHIBIT INDEX


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

                10.4* 1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 1-22262, filed on July 31,
                            1998).

                10.7* Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-22262, filed on August 31,
                            1993).

                10.8 Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14, 1997).

                10.8(a) Note Purchase Agreement, dated as of November 3, 1997, among Structured Mortgage Trust 1997-2, CAX
                            DTR    Securitization    Corp.,    and   PaineWebber
                            Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14,
                            1997).

                10.8(b) Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee Company (incorporated herein by reference to Exhibit 10.9(b) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14, 1997).

                10.8(c) Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-22262, filed on November 14,
                            1997).

                10.8(d) Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., Structured Mortgage Trust 1997-2, and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(d) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No.
                            1-22262, filed on November 14, 1997).

                10.8(e) Side Letter Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(e) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No.
                            1-22262, filed on November 14, 1997).

                10.9 Asset Purchase Agreement effective as of November 20, 1998, between The Moorings of Manatee, Inc. and Community Acquisition & Development Corp. (incorporated herein by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-22262, filed on December 4, 1998).

                10.9(a) Assignment of Agreement effective as of November 20, 1998, between Community Acquisition & Development Corp. and CAX Riverside, L.L.C. (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-22262, filed on December 4,
                            1998).

                10.9(b) Agreement for Assignment of Contracts and Convenant not to Compete effective as of November 20, 1998, between Moorings Development and Marketing Corporation, Riverside Sod and Supply Company, Barry Spencer and Community Acquisition & Development Corp. (incorporated herein by reference to Exhibit 10.10(b) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-22262, filed on December 4,
                            1998).

                10.9(c) Assignment of Agreement effective as of November 20, 1998, between Community Acquisition & Development Corp. and CAX Riverside, L.L.C. (incorporated herein by reference to Exhibit 10.10(c) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-22262, filed on December 4,
                            1998).

                10.10 Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-22262, filed on May 14, 1998).

                10.10(a) Put and Call Agreement dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs.

                10.10(b)    Secured   Promissory  Note  dated as of November 30,
                            1998, between the Registrant and Michael  M. Sachs.

                10.11 Form of Amended and Restated Promissory Note entered into in connection with investments in mortgages on three manufactured home communities and adjoining land.

                10.11(a) Amended and Restated Combination Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement entered into in connection with investments in mortgages on three manufactured home communities and adjoining land.

                21.1        List of Subsidiaries

                23.1        Independent Auditors' Consent - Ernst & Young LLP.

                27.1        Financial Data Schedule.

*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMERCIAL ASSETS, INC.
                                           (Registrant)

Date: March 24, 1999                  By   /s/Terry Considine
                                        ----------------------------------------

                                           Terry Considine
                                           Chairman and Chief Executive Officer

Date: March 24, 1999                  By   /s/Thomas L. Rhodes
                                        ----------------------------------------
                                           Thomas L. Rhodes
                                           Vice Chairman

Date: March 24, 1999                  By   /s/Bruce E. Moore
                                        ----------------------------------------
                                           Bruce E. Moore
                                           President and Chief Operating Officer

Date: March 24, 1999                  By   /s/David M. Becker
                                        ----------------------------------------
                                           David M. Becker
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                     Capacity                  Date
                 ----                     --------                  ----
/s/Terry Considine                        Director             March 24, 1999
------------------------------
Terry Considine

/s/Thomas L. Rhodes                       Director             March 24, 1999
------------------------------
Thomas L. Rhodes

/s/Raymond T. Baker                       Director             March 24, 1999
------------------------------
Raymond T. Baker

/s/Bruce D. Benson                        Director             March 24, 1999
------------------------------
Bruce D. Benson

/s/Thomas C. Fries                        Director             March 24, 1999
------------------------------
Thomas C. Fries

/s/Donald L. Kortz                        Director             March 24, 1999
------------------------------
Donald L. Kortz

/s/Robert J. Malone                       Director             March 24, 1999
------------------------------
Robert J. Malone