Form 10-K/A
period 1997-12-31
COMMERCIAL ASSETS INC
filed 1999-03-29
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                              ---------------

                                FORM 10-K/A
                              AMENDMENT NO. 1
                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


           X
       (Mark one)

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

        (  )                      OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _____________

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

      21**         List of subsidiaries

      23           Independent Auditors' Consent - Ernst & Young LLP.

      27           Financial Data Schedule.


  *  Management contract or compensatory plan or arrangement.

  Unless indicated by a **, all exhibits were previously filed.



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMMERCIAL ASSETS, INC.
                                          (Registrant)

Date: March 25, 1999                      By  /s/Terry Considine
                                            -------------------------
                                          Terry Considine
                                          Chairman of the Board and
                                          Chief Executive Officer