Form 10-Q
period 1999-03-31
COMMERCIAL ASSETS INC
filed 1999-05-07
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

As of April 30, 1999, 10,392,529 shares of common stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.      FINANCIAL INFORMATION:

             Item 1.  Condensed Consolidated Financial Statements:

                      Balance Sheets as of March 31, 1999 (Unaudited)
                        and December 31, 1998................................  1

                      Statements of Income for the three months
                        ended March 31, 1999 and 1998 (Unaudited)............. 2
                      Statements of Cash Flows for the three months
                        ended March 31, 1999 and 1998 (Unaudited)............. 3

                      Notes to Financial Statements (Unaudited)............... 4

             Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......... 9


PART II.     OTHER INFORMATION:

             Item 6.  Exhibits and Reports on Form 8-K....................... 18


                                      (i)


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                         March 31,         December 31,
                                                                                           1999                1998
                                                                                           ----                ----
                                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                                                $      956         $    3,292
Short-term investments                                                                       37,836             45,066
Real estate, net of accumulated depreciation of $139 and $50                                 21,206             12,628
Investments in participating mortgages                                                        9,993              9,328
Investment in real estate joint venture                                                       1,304              1,280
Investment in and note receivable from Westrec                                                4,011              4,011
CMBS bonds                                                                                    1,682              1,739
Other assets, net                                                                             1,248                890
                                                                                         ----------         ----------
      Total Assets                                                                       $   78,236         $   78,234
                                                                                         ==========         ==========

LIABILITIES
Accounts payable and accrued liabilities                                                 $    1,225         $      872
Management fees payable to related parties                                                      122                108
                                                                                         ----------         ----------
                                                                                              1,347                980
                                                                                         ----------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,364  and
   10,364 shares issued and outstanding, respectively                                           104                104
Additional paid-in capital                                                                   76,874             76,874
Retained earnings (dividends in excess of accumulated earnings)                                 (89)               276
                                                                                         ----------         ----------
                                                                                             76,889             77,254
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   78,236         $   78,234
                                                                                         ==========         ==========



           See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                                   ---------------
                                                                                                  1999          1998
                                                                                                  ----          ----
RENTAL PROPERTY OPERATIONS
Income from participating mortgages and leases                                                  $   587       $     --
Depreciation                                                                                        (89)            --
                                                                                               --------       --------
Income from property operations                                                                     498             --
                                                                                               --------       --------

Interest and other income                                                                           701          1,053
CMBS bonds revenue                                                                                   38             40
General and administrative expenses                                                                (133)           (86)
Management fees paid to manager                                                                     (80)            (5)
                                                                                               --------       --------

OPERATING INCOME                                                                                  1,024          1,002

Acquisition fees paid to manager                                                                    (42)            --
                                                                                               --------       --------

NET INCOME                                                                                     $    982       $  1,002
                                                                                               ========       ========

BASIC AND DILUTED EARNINGS PER SHARE                                                           $   0.09       $   0.10
                                                                                               ========       ========

DIVIDENDS DECLARED PER SHARE                                                                   $   0.13       $    --

Weighted-Average Common Shares Outstanding                                                       10,364         10,342

Weighted-Average Common Shares and Common Share Equivalents Outstanding
                                                                                                 10,365         10,378



           See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                           ---------------
                                                                                       1999               1998
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $    982          $  1,002
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation                                                                            89                --
   Amortization of premium on short-term investments                                       47                --
   Accrued income on participating mortgages                                              (61)               --
   Increase in accounts payable and accrued liabilities                                    67             1,106
   Decrease (increase) in other assets                                                   (365)               92
                                                                                     --------          --------
     Net cash provided by operating activities                                            759             2,200
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                               (8,323)               --
Collections on short-term investments                                                   4,774                --
Proceeds from sale of short-term investments                                            2,414                --
Investments in participating mortgages, net                                              (603)               --
Investment in real estate joint venture                                                   (24)               --
Capital replacements                                                                      (44)               --
Investment in Westrec                                                                      --            (2,540)
Collections on CMBS bonds                                                                  58                60
                                                                                     --------          --------
     Net cash used in investing activities                                             (1,748)           (2,480)
                                                                                     ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                         (1,347)               --
                                                                                     --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (2,336)             (280)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,292            74,153
                                                                                     --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    956          $ 73,873
                                                                                     ========          ========



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

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note H). The Company has temporarily invested the proceeds from such restructuring until invested in manufactured home communities.

In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of March 31, 1999 has invested approximately $32 million in interests in seven manufactured home communities and adjoining land with 930 developed homesites, 50 sites ready for homes and 1,180 sites available for future development.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 31, 1999 ("the Management Agreement"). Since November 1997, Asset Investors Corporation (together with its subsidiaries, "Asset Investors") has been the manager. Asset Investors owns 27% of the Company's Common Stock. For 1999, the Management Agreement has been amended to provide that the Incentive Fee is based on Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. No other change was made to the Management Agreement other than its extension to December 31, 1999 (see Note J).

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, the officers of Asset Investors are also officers of the Company.

B.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of March 31, 1999, for the three months then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the Condensed Consolidated Financial Statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

C.           Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional homesites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred.

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of March 31, 1999, there has been no impairment of the Company's investment in real estate.

Revenue Recognition

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of March 31, 1999, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

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

Earnings Per Share

Basic earnings per share for the three months ended March 31, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid no interest during the three months ended March 31, 1999 and 1998.

Non-cash investing activities for the three months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                     1999                1998
                                                     ----                ----
Accrued initial capital expenditures on real
  estate purchases                                 $    300           $     --

D.           Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at March 31, 1999 approximates the carrying value of $37,836,000.

E.           Investments in Participating Mortgages

As of March 31, 1999, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in 2007 and 2008. The Company also receives additional interest equal to 50% of the net profits and cash flows from the properties. In addition, as of March 31, 1999, the Company has investments in participating mortgages secured by individual homes and home sites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homesites. The Company also receives additional interest equal to 50% of the net profits and cash flows from the homesites. As of March 31, 1999, the Company had investments in participating mortgages of $9,993,000 and income of $331,000 from these mortgages for the three months ended March 31, 1999.

F.           Real Estate

Real estate at March 31, 1999 and December 31, 1998 was (in thousands):

                                                                                March 31,            December 31,
                                                                                  1999                   1998
                                                                                  ----                   ----
Land                                                                           $    5,024            $    3,798
Land improvements and buildings                                                    16,321                 8,880
                                                                               ----------            ----------
                                                                                   21,345                12,678
Less accumulated depreciation                                                        (139)                  (50)
                                                                               ----------            ----------

Real estate, net                                                               $   21,206            $   12,628
                                                                               ==========            ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. Two manufactured home communities have been leased to a third party. The first lease involves a community acquired by the Company at a cost of $1.4 million and is for a term of 50 years. The Company receives initial annual lease payments equal to 9% of its cost. The annual lease payments increase by 4% per annum over the prior year's lease payments until the annual lease payment equals 13% of the Company's cost. In addition, the Company receives additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale of the property, the Company receives all proceeds until it has realized its total purchase price of the property plus a 13% per annum rate of return. The Company then receives 50% of any sales proceeds in excess of such amount.

The other leased community involves two phases and has been leased to the same third party for 50 years. Phase One has 220 developed homesites and 24 sites ready for homes. Phase Two involves 940 sites available for future development. Initial annual lease payments on Phase One is $890,000, increasing by 4% per annum. There are no lease payments on Phase Two until the sites are ready for homes, at which time, the annual lease payments on Phase Two will be equal to 10% times the costs incurred in developing Phase Two. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost.

G.           Investment in Real Estate Joint Venture

The Company has invested $1,280,000 in a joint venture involving the development of 30 homesites. The Company receives a priority return from the venture until the Company has received a per annum amount equal to 9% times $1,250,000. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on its $300,000 investment in the venture. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture during the three months ended March 31, 1999.

H.           CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds and retained a $5,000,000 equity interest in the owner trust used in the restructuring. Since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company valued the equity interest at its then estimated fair market value of $2,000,000. During the three months ended March 31, 1999 and 1998, the Company received $96,000 and $100,000, respectively, of which $58,000 and $60,000, respectively, was recorded as a reduction in the net book value of the retained equity interest. The net book value at March 31, 1999 is $1,682,000 which the Company believes approximates fair market value.

I.           Investment in and Note Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec") for approximately $2,500,000 and made a loan to an affiliate of Westrec. In the third quarter of 1998, the Company decided to invest in manufactured home communities instead of marinas. The Company has recorded its investment in and note receivable from Westrec at the sum of the amount the Company can re-sell its interest in Westrec plus the outstanding balance of the note receivable.

J.           Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. The Management Agreement has been extended through December 31, 1999 and provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate-related asset acquired. Acquisition Fees are expensed because such fees are paid to Asset Investors, owner of 27% of the Company's Common Stock. These fees would be capitalized if they were paid to an unrelated third party. For 1999, the Incentive Fee equals 20% of the amount by which the Company's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds the amount calculated by multiplying the Company's average net worth by a percentage equal to the Ten-Year United States Treasury rate plus 1%. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. During 1998, the Incentive Fee was based on the Company's REIT taxable income instead of Funds From Operations. Fees paid to the manager were (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                   1999               1998
                                                 ------------     ----------
                 Base Fees                       $     75             $    5
                 Acquisition Fees                      42                 --
                 Incentive Fees                         5                 --
                                                 --------             ------
                                                 $    122             $    5
                                                 ========             ======

K.           Commitments

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite. The earn-out agreement terminates in 2048.

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

L.           Operating Segments

The Company has recently begun investing in manufactured home communities and management assesses the performance of the Company as one operating segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, our Quarterly Report to Stockholders and our filings with the Securities Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our" and "us" refer to Commercial Assets, Inc., a Maryland corporation and, where appropriate, our subsidiaries.

Business

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

Prior to 1998, we owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are debt instruments that are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. Our subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the most risk in the event of a default on the underlying mortgages and provided credit support for the more senior tranches. In 1997, we decided to redeploy our assets into other types of real estate investments in order to reduce the risk of our portfolio. We restructured our CMBS bonds in November 1997 by selling, redeeming and resecuritizing our various CMBS bonds from which we received $77.7 million in cash and retained a small residual interest in two CMBS bonds. During most of 1998, we invested our funds in short-term investments pending our decision as to the type of real estate assets in which we would invest.

In the third quarter of 1998, we decided to acquire interests in manufactured home communities. As of March 31, 1999, we held interests as owner, ground lessor or mortgage lender (including participating mortgages) in seven manufactured home communities with a total of 930 developed homesites (sites with homes in place), 50 sites ready for homes and 1,180 sites available for future development. We expect to continue acquiring interests in manufactured home communities during 1999.

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

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided by or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families. Manufactured home communities are primarily characterized as "all age" communities and "adult" communities. Adult communities typically require that at least 80% of the tenants must be at least 55 years old, and in all age communities there is no age restriction on tenants.

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

Recent Developments

Manufactured Home Community Acquisitions

In March 1999, we acquired a manufactured home community that has 290 developed homesites which are 96% occupied for $8,000,000 cash and $300,000 of estimated initial capital expenditures. As of March 31, 1999, we have interests in seven manufactured home communities with a total of 930 developed homesites, 50 sites ready for homes, 1,180 sites available for future development. We expect to acquire additional manufactured home communities during 1999.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for fees incurred in connection with property acquisitions.

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

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o reducing our exposure to downturns in regional real estate markets by obtaining a geographically diverse portfolio of communities;
o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
o        using debt leverage to increase our financial returns;
o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortizing debt instead of higher cost, short term debt;
o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-part homesite development;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle; and

o        recruiting and retaining capable community management personnel.

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

As of March 31, 1999, we have invested approximately $32 million to acquire interests in seven manufactured home communities that are located in Arizona, Florida and California. These communities have a total of 930 developed homesites (sites with homes in place), 50 sites ready for homes and 1,180 sites available for future development.

When evaluating potential acquisitions, we consider such factors as:

o        the location and type of property;
o        the value of the homes located on the leased land;
o the improvements, such as golf courses and swimming pools, at the property;
o the current and projected cash flow of the property and our ability to increase cash flow;
o        the potential for capital appreciation of the property;
o        the terms of tenant leases, including the potential for rent increases;
o the tax and regulatory environment of the community in which the property is located;
o the potential for expansion of the physical layout of the property and the number of sites;
o the occupancy and demand by residents for properties of a similar type in the vicinity;
o        the credit of the residents in a community;
o the prospects for liquidity through sale, financing or refinancing of the property;
o        the competition from existing manufactured home communities;
o        the potential  for the construction of new communities in the area; and

o        the replacement cost of the property.

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of March 31, 1999, we held interests in six communities with 50 sites ready for homes and 1,180 sites available for future development.

Manager

Our daily  operations  are  performed  by a  manager  pursuant  to a  management agreement currently in effect through December 31, 1999. The manager also identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed that we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Asset Investors may acquire communities if a material portion of the purchase price is paid for in units of limited partnership in Asset Investors Operating Partnership ("OP Units") or Asset Investors' common stock. As of March 31, 1999, we have invested approximately $32 million in manufactured home communities. Following our investment of $50 million, the two companies will coordinate their efforts to acquire manufactured home communities.

The management agreement was approved by our independent directors and may be terminated by either party with or without cause at any time upon 60 days' written notice. The manager provides all personnel and related overhead necessary to conduct our regular business, and in return, the manager is paid the following fees:

o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by us;
o Base Fees equal to 1% per year of the net book value of our real estate-related assets;
o Incentive Fees equal to 20% of the amount by which our FFO, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds (a) our average net worth, multiplied by (b) 1% over the ten year United States Treasury rate.

During the three months ended March 31, 1999 and 1998, we paid the following fees to our manager (in thousands):
                                                   1999                1998
                                                 -------             --------
                   Base Fees                      $   75               $   5
                   Acquisition Fees                   42                  --
                   Incentive Fees                      5                  --
                                                  ------               -----
                                                  $  122               $   5
                                                  ======               =====

Prior to 1999, the Incentive Fee was based on REIT income instead of FFO. The Incentive Fee for 1999 is based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite, because we believe this is a better measure of our economic profitability and, therefore, is a more appropriate incentive for Asset Investors even if increased management fees result.

We indemnify the manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the manager made in good faith and in accordance with the standards set forth in the management agreement.

Properties

The manufactured home communities in which we have interests are primarily located in Arizona and Florida. We hold interests in these communities as owner, ground lessor or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on March 31, 1999 are located:


                                                                             Number of Sites
                                                     -----------------------------------------------------------------
                                                                                                      Available for
                               Number of                                                                 Future
                              Communities               Developed             Ready for Homes          Development
                           ------------------        -----------------        -----------------     ------------------
Arizona                            3                         337                       --                   206
Florida                            3                         595                       46                   942
California                         1                          --                       --                    30
                                 ---                       -----                    -----                ------
   Total                           7                         932                       46                 1,178
                                 ===                       =====                    =====                ======


The following table sets forth information regarding each manufactured home community in which we own an interest:




                                                                         Average
                                                                         Monthly
                                                Developed                  Rent     Sites Ready   Sites Available
  Community            Location                 Homesites    Occupancy   per Site    for Homes    for Development
 ------------------------------------------------------------------------------------------------------------------
 Owned Communities
 Cypress Greens (1)Lakeland, FL                       85       100%         $192         22               --
 Lakeshore Villas  Tampa, FL                         290        96           324         --               --
 Riverside (1)     Ruskin, FL                        220        99           403         24              942
                                               --------------------------------------------------------------------
     Subtotal                                        595        98           334         46              942
                                               --------------------------------------------------------------------
 Participating Mortgage and Joint
   Venture Communities
 Fiesta Village    Mesa, AZ                          175        98           273         --              206 (2)
 Casa Encanta      Mesa, AZ                          111        87           350         --               -- (2)
 Southern Palms    Mesa, AZ                           51       100           203         --               -- (2)
 Cannery Village   Newport Beach, CA                  --        --            --         --               30
                                               --------------------------------------------------------------------
     Subtotal                                        337        95           288         --              236
                                               ====================================================================
 Total Communities                                   932        97%         $317         46            1,178
                                               ====================================================================

1 We have leased this community to a third party under a long-term lease in which we receive a base rent plus 50% of any profits from the community.
2 We intend to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.

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


                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

Rental Property

Income from rental properties totaled $498,000 during the three months ended March 31, 1999. There were no such activities during the same period in 1998 as our first acquisition of interests in manufactured home communities was in August 1998. As of March 31, 1999, we had invested approximately $32 million in seven communities.

Interest and Other Income

Interest and other income during the three months ended March 31, 1999 was $701,000 compared to $1,053,000 for the same period in 1998. The decrease is due to a reduction in cash and short-term investments used to fund investments in manufactured home communities beginning in August 1998. The average interest rate earned on these funds was 4.9% and 5.4% during the three months ended March 31, 1999 and 1998, respectively.

CMBS Bonds

Income from CMBS bonds during the three months ended March 31, 1999 was $38,00 and is comparable to the same period in 1998. This income is from our retained equity interest in two CMBS bonds.

General and Administrative Expenses

Our general and administrative expenses were $133,000 and $86,000 for the three months ended March 31, 1999 and 1998, respectively. These expenses increased for the period in 1999 compared to 1998 primarily due to increased costs related to shareholder relations and due diligence costs on potential acquisitions that were not completed.

Management Fees

During the three months ended March 31, 1999, our management fees were $122,000, consisting of Base Fees of $75,000, Acquisition Fees of $42,000 and Incentive Fees of $5,000. During the three months ended March 31, 1998, we incurred Base Fees of $5,000 on the retained equity interest from the CMBS bond resecuritization and had no Acquisition Fees or Incentive Fees. The increase in management fees is because such fees are not paid on cash and short-term investments, which is what we held during the 1998 period.

Dividend Distributions

During the three months ended March 31, 1999, we declared regular dividends of $.13 per share totaling $1,347,000. No dividends were declared during the same period in 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, we had cash and cash equivalents of $956,000 and short-term investments of $37,836,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties and payments of dividends to stockholders.

During the three months ended March 31, 1999, the net cash provided by operating activities was $759,000 compared to $2,200,000 during the same period in 1998. The decrease was primarily a result of changes in accounts payable and accrued liabilities balances during the 1998 period.

Net cash used in investing activities was $1,748,000 during the three months ended March 31, 1999 compared to uses of $2,480,000 during the same period in 1998. The net cash used in the 1999 period was primarily due to the $8.3 million acquisitions of interests in manufactured home communities, net of sales of short-term investments used to fund such acquisitions, whereas the funds used in the 1998 period were for the investment in Westrec Marina Management, Inc.

Net cash used in financing activities was $1,347,000 in the three months ended March 31, 1999 due to the payment of dividends in the first quarter of 1999. No dividends were paid during the first quarter of 1998.

We expect to meet our long-term liquidity requirements through our cash balances, short-term investments, long-term, secured borrowings, cash generated by operations and issuance of equity securities.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and make capital expenditures. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for fees incurred in connection with property acquisitions.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For the three months ended March 31, 1999 and 1998, our FFO was (in thousands):

                                                           1999           1998
                                                         --------       --------

  Net income                                             $    982       $  1,002
  Real estate depreciation                                     89             --
  Acquisition fees                                             42             --
  Amortization of CMBS bonds                                   58             60
                                                         --------       --------
  Funds From Operations (FFO)                            $  1,171       $  1,062
                                                         ========       ========

  Weighted average common shares outstanding               10,364         10,342
                                                         ========       ========

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is through our various debt instruments and borrowings. The following is a list of these debt instruments and borrowing arrangements.

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate ("LIBOR"). Accordingly, changes in interest rates could affect the returns from such investments. We intend to invest funds in manufactured home communities during 1999, however, the timing and amount of such investments will depend on a number of factors. See "Item 2. - Business - Growth and Operating Strategies - Future Acquisitions."

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

                                                      COMMERCIAL ASSETS, INC.
                                                      (Registrant)


Date:  May 7, 1999                                    By  /s/ David M. Becker
                                                        ------------------------
                                                         David M. Becker
                                                         Chief Financial Officer