Form 10-Q
period 1999-06-30
COMMERCIAL ASSETS INC
filed 1999-08-05
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                          Commission file number 1-2262


                             COMMERCIAL ASSETS, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                                   84-1501789
          (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                   Identification No.)

        3410 South Galena Street, Suite 210                       80231
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

 As of July 31, 1999, 10,368,029 shares of common stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION:

   Item 1.  Condensed Consolidated Financial Statements:

            Balance Sheets as of June 30, 1999 (unaudited) and December 31,
              1998.............................................................1

            Statements of Income for the three and six months ended June
              30, 1999 and 1998 (unaudited)....................................2

            Statements of Cash Flows for the six months ended June 30,
              1999 and 1998 (unaudited)........................................3

            Notes to Financial Statements (unaudited)..........................4

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................11


PART II.  OTHER INFORMATION:

   Item 4.  Submission of Matters to a Vote of Security Holders...............22

   Item 6.  Exhibits and Reports on Form 8-K..................................22


                                      (i)


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                          June 30,         December 31,
                                                                                            1999               1998
                                                                                            ----               ----
                                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                                                $    1,092         $    3,292
Short-term investments                                                                       15,078             45,066
Real estate, net of accumulated depreciation of $371 and $50                                 51,323             12,628
Investments in participating mortgages                                                       10,381              9,328
Investment in real estate joint venture                                                       1,304              1,280
Investment in Asset Investors                                                                 1,435                 --
Investment in and note receivable from Westrec                                                4,011              4,011
CMBS bonds                                                                                    1,676              1,739
Other assets, net                                                                             1,903                890
                                                                                         ----------         ----------
      Total Assets                                                                       $   88,203         $   78,234
                                                                                         ==========         ==========

LIABILITIES
Secured long-term notes payable                                                          $    9,619         $       --
Secured short-term financing                                                                    214                 --
Accounts payable and accrued liabilities                                                      1,475                872
Management fees payable to related parties                                                      123                108
                                                                                         ----------         ----------
                                                                                             11,431                980
                                                                                         ----------         ----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                  615                 --

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,393 and
   10,364 shares issued; and 10,345 and 10,364 shares outstanding, respectively                 104                104
Additional paid-in capital                                                                   77,018             76,874
Retained earnings (dividends in excess of accumulated earnings)                                (707)               276
Treasury stock, 48 and 0 shares at cost                                                        (258)                --
                                                                                         ----------         ----------
                                                                                             76,157             77,254
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   88,203         $   78,234
                                                                                         ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       Three Months                     Six Months
                                                                      Ended June 30,                  Ended June 30,
                                                                      --------------                  --------------
                                                                   1999           1998             1999          1998
                                                                   ----           ----             ----          ----
Rental property operations
Rental and other property revenues                               $   437        $     --         $   437       $     --
Income from participating mortgages and leases                       603              --           1,190             --
Property operating expenses                                         (174)             --            (174)            --
                                                                 -------        --------        --------       --------
Income from rental property operations before depreciation           866              --           1,453             --
Depreciation                                                        (232)             --            (321)            --
                                                                --------        --------        --------       --------
Income from rental property operations                               634              --           1,132             --
                                                                --------        --------        --------       --------

Interest and other income                                            520           1,042           1,221          2,095
Interest expense                                                     (58)             --             (58)            --
General and administrative expenses                                 (140)            (88)           (273)          (174)
Management fees paid to manager                                     (114)            (12)           (194)           (17)
Equity in earnings of Asset Investors                                  5              --               5             --
CMBS bonds revenue                                                    39              44              77             84
                                                                --------        --------        --------       --------

Income from operations                                               886             986           1,910          1,988
Acquisition fees paid to manager                                    (152)             --            (194)            --
                                                                --------        --------        --------       --------

Net income                                                      $    734       $     986        $  1,716       $  1,988
                                                                ========       =========        ========       ========

Basic and diluted earnings per share                            $   0.07       $    0.09        $   0.16       $   0.19
                                                                ========       =========        ========       ========

Weighted average common shares outstanding                        10,362          10,359          10,363         10,350

Weighted average common shares and common share equivalents
   outstanding                                                    10,362          10,387          10,363         10,382

Dividends paid per share                                        $   0.13       $    0.13        $   0.26       $   0.13
                                                                ========       =========        ========       ========


           See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                             Six Months
                                                                                           Ended June 30,
                                                                                           --------------
                                                                                        1999              1998
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  1,716          $  1,988
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation                                                                           321                --
   Amortization of premium on short-term investments                                       65                11
   Accrued income on participating mortgages                                             (277)               --
   Accrued income on CMBS bonds                                                           (15)               --
   Equity in earnings of Asset Investors                                                   (5)               --
   Increase in accounts payable and accrued liabilities                                   228                89
   Decrease (increase) in other assets                                                   (142)               48
                                                                                     ---------         --------
     Net cash provided by operating activities                                          1,891             2,136
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                              (33,486)               --
Purchases of Asset Investors' common stock                                             (1,433)               --
Collections on short-term investments                                                   8,011                --
Proceeds from sale of short-term investments                                           21,912                --
Acquisitions of short-term investments                                                     --           (58,166)
Investments in participating mortgages, net                                              (776)               --
Investment in real estate joint venture                                                   (24)               --
Capital replacements                                                                      (97)               --
Investment in Westrec                                                                      --            (2,580)
Dividends from Asset Investors                                                              3                --
Collections on CMBS bonds                                                                  78               126
                                                                                     --------          --------
     Net cash used in investing activities                                             (5,812)          (60,620)
                                                                                     ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured long-term notes payable                                           4,800                --
Dividends paid                                                                         (2,699)           (1,347)
Payment of loan costs                                                                    (122)               --
Repurchase of Common Stock                                                               (258)               --
                                                                                     --------          --------
     Net cash provided by (used in) financing activities                                1,721            (1,347)
                                                                                     --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (2,200)          (59,831)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,292            74,153
                                                                                     --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  1,092          $ 14,322
                                                                                     ========          ========


           See Notes to Condensed Consolidated Financial Statements.

                             COMMERCIAL ASSETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.           Organization

Commercial Assets, Inc. ("CAX" and, together with its subsidiaries, the "Company") is a Delaware corporation that has interests in manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to June 10, 1999, CAX was a Maryland corporation. Effective June 10, 1999, the Company's stockholders approved its reincorporation in Delaware. The Company's common stock, par value $.01, (the "Common Stock") is listed on the American Stock Exchange under the symbol "CAX."

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note I). The Company has temporarily invested the proceeds from such restructuring until invested in manufactured home communities.

In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of June 30, 1999 has invested approximately $62 million in interests in 11 manufactured home communities and adjoining land with 1,790 developed homesites, 220 sites ready for homes and 1,240 sites available for future development.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 31, 1999 ("the Management Agreement"). Since November 1997, Asset Investors Corporation (together with its subsidiaries, "Asset Investors") has been the manager. Asset Investors owns 27% of the Company's Common Stock. For 1999, the Management Agreement has been amended to provide that the Incentive Fee is based on Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. No other change was made to the Management Agreement other than its extension to December 31, 1999 (see Note L).

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, the officers of Asset Investors are also officers of the Company.

B.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1999, for the three and six month periods then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. The effect of such reclassifications on amounts previously reported is immaterial.

C.           Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Asset Investors is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional homesites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred.

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of June 30, 1999, there has been no impairment of the Company's investment in real estate.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents.

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of June 30, 1999, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

Income Taxes

CAX has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for CAX to qualify as a REIT, at least 95% of its gross income in any year must be derived from qualifying sources.

As a REIT, CAX generally will not be subject to federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If CAX fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if CAX qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Treasury Stock

Asset Investors owns 27% of the Company's Common Stock. During the second quarter of 1999, the Company purchased 114,000 shares of Asset Investors' common stock. Consequently, the Company has an interest in 48,000 shares of its Common Stock and has recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $27,000 and $0 during the six months ended June 30, 1999 and 1998, respectively.

Non-cash operating and investing activities for the six months ended June 30, 1999 and 1998 were as follows (in thousands):


                                                                                 1999                   1998
                                                                             -------------            --------
Accrued initial capital expenditures on real estate purchases                  $    300               $     --
Issuance of Common Stock for services                                               144                    150
Escrow of long-term debt proceeds                                                   300                     --
Real estate purchase price paid with note payable                                 4,519                     --
Real estate and other assets purchased by assuming debt and minority
   interests in subsidiaries                                                        920                     --


D.           Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at June 30, 1999 approximates the carrying value of $15,078,000.

E.           Real Estate

Real estate at June 30, 1999 and December 31, 1998 was (in thousands):

                                                                               June 30,             December 31,
                                                                                 1999                   1998
                                                                                 ----                   ----
Land                                                                           $    8,552            $    3,798
Land improvements and buildings                                                    43,142                 8,880
                                                                               ----------            ----------
                                                                                   51,694                12,678
Less accumulated depreciation                                                        (371)                  (50)
                                                                               ----------            ----------
Real estate, net                                                               $   51,323            $   12,628
                                                                               ==========            ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. Two manufactured home communities have been leased to a third party. The first lease involves a community acquired by the Company at a cost of $1.4 million and is for a term of 50 years. The Company receives initial annual lease payments equal to 9% of its cost. The annual lease payments increase by 4% per annum over the prior year's lease payments until the annual lease payment equals 13% of the Company's cost. In addition, the Company receives additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale of the property, the Company receives all proceeds until it has realized its total purchase price of the property plus a 13% per annum rate of return. The Company then receives 50% of any sales proceeds in excess of such amount. The Company may terminate the lease after five years by paying to the lessee 50% of the amount by which the fair market value of the property exceeds the sum of the Company's total purchase price plus any unpaid rents due from the lessee.

The other leased community involves two phases and has been leased to the same third party for 50 years. Phase One has 221 developed homesites and 23 sites ready for homes. Phase Two involves 840 sites available for future development. Initial annual lease payments on Phase One are $890,000, increasing by 4% per annum. There are no lease payments on Phase Two until the sites are ready for homes, at which time, the annual lease payments on Phase Two will be equal to 10% times the costs incurred in developing Phase Two. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost. The Company may terminate the lease after five years by paying to the lessee 50% of the amount by which the fair market value of the property exceeds the sum of the Company's total purchase price plus any unpaid rents due from the lessee.

F.           Investments in Participating Mortgages

As of June 30, 1999, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in 2007 and 2008. The Company also receives additional interest equal to 50% of the net profits and cash flows from the properties. In addition, as of June 30, 1999, the Company has investments in participating mortgages secured by individual homes and home sites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homesites. The Company also receives additional interest equal to 50% of the net profits and cash flows from the homesites. As of June 30, 1999, the Company had investments in participating mortgages of $10,381,000 and income of $344,000 and $675,000, respectively, from these mortgages for the three and six months ended June 30, 1999.

G.           Investment in Real Estate Joint Venture

The Company has an interest in a joint venture involving the development of 30 homesites. The Company receives a priority return from the venture until the Company has received a per annum amount equal to 9% times $1,250,000. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on $300,000. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture during the three and six months ended June 30, 1999.

H.           Investment in Asset Investors

During the three months ended June 30, 1999, the Company purchased 114,000 shares (approximately 2%) of the common stock of Asset Investors. The Company has recorded its investment in Asset Investors under the equity method because Asset Investors manages the Company and owns approximately 27% of the Company's Common Stock.

Summarized financial information of Asset Investors as reported by Asset Investors is (in thousands):


                                                      June 30,          December 31,
Balance Sheets                                          1999                1998
                                                  ----------------     ----------------
Real estate                                          $   96,818           $   98,563
Investments in participating mortgages                   30,843               27,604
Investment in Commercial Assets                          19,994               20,706
Cash and cash equivalents                                 2,501                1,426
Other assets                                              8,722                9,927
                                                     ----------           ----------
Total assets                                            158,878              158,226
Secured long-term notes payable                          48,568               40,506
Secured short-term financing                              6,200               10,500
Other liabilities                                         3,107                2,935
Minority interest                                        15,529               25,649
                                                     ----------           ----------
Stockholders' equity                                 $   85,474           $   78,636
                                                     ==========           ==========




                                                                       Three Months                     Six Months
                                                                      Ended June 30,                  Ended June 30,
                                                                      --------------                  --------------
                                                                   1999           1998             1999          1998
                                                                   ----           ----             ----          ----
Income from rental property operations before depreciation      $  3,168        $  2,065          $6,217       $  3,799
Depreciation                                                        (924)           (495)         (1,844)          (888)
                                                                --------        --------        --------       --------
Income from rental property operations                             2,244           1,570           4,373          2,911
                                                                --------        --------        --------       --------

Property management income, net                                       50              33             104             83
Management fees from Commercial Assets                               195               7             284             10
Equity in earnings of Commercial Assets                              265             266             560            534
Amortization of management contracts                                (689)           (689)         (1,378)        (1,516)
General and administrative expenses                                 (371)           (336)           (709)          (658)
Interest and other income                                             50             219             103            602
Interest expense                                                    (957)           (268)         (1,898)          (476)
                                                                --------        --------        --------       --------

Income from operations                                               787             802           1,439          1,490
Income tax benefit                                                   100              --             100             --
Loss from early extinguishment of debt                               (75)             --             (75)            --
Minority interest                                                   (125)           (175)           (235)          (318)
                                                                --------        --------        --------       --------
Net income                                                      $    687        $    627        $  1,229       $  1,172
                                                                ========        ========        ========       ========

I.           CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds and retained a $5,000,000 equity interest in the owner trust used in the restructuring. Since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company valued the equity interest at its then estimated fair market value of $2,000,000. During the six months ended June 30, 1999 and 1998, the Company received $141,000 and $210,000, respectively, of which $78,000 and $126,000, respectively, was recorded as a reduction in the net book value of the retained equity interest. The net book value at June 30, 1999 is $1,676,000 which the Company believes approximates fair market value.

J.           Investment in and Note Receivable from Westrec

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

K.           Secured Long-Term Notes Payable

In May 1999, the Company borrowed $5,100,000 in the form of a 7.1%, non-recourse note payable, maturing in May 2019. The note is secured by one manufactured home community which has a net carrying value of $8,253,000 at June 30, 1999. The note requires $300,000 to be held in escrow until certain improvements have been made to the property securing the note. This amount is included in other assets.

In June 1999, the Company acquired a manufactured home community for a total amount of $7,245,000. The terms of the purchase provided that the Company paid $2,000,000 up-front with the balance in three annual installments. The Company discounted the future payments at a 7.0% per annum interest rate in order to record the purchase price and related $4,519,000 secured long-term note payable. The future payments are secured by the property.

Scheduled payments of principal on the notes payable subsequent to June 30, 1999 are as follows (in thousands):

        1999                                              $      59
        2000                                                    846
        2001                                                  1,868
        2002                                                  2,205
        2003                                                    154
        Thereafter                                            4,487
                                                          ---------
                                                          $   9,619

L.           Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. The Management Agreement has been extended through December 31, 1999 and provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate-related asset acquired. Acquisition Fees are expensed because such fees are paid to Asset Investors, owner of 27% of the Company's Common Stock. These fees would be capitalized if they were paid to an unrelated third party. For 1999, the Incentive Fee equals 20% of the amount by which the Company's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds the amount calculated by multiplying the Company's average net worth by a percentage equal to the Ten-Year United States Treasury rate plus 1%. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. During 1998, the Incentive Fee was based on the Company's REIT taxable income instead of Funds From Operations. Management fees during the three and six months ended June 30, 1999 and 1998 were (in thousands):


                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Base Fees                                      $    119            $   12            $    194             $   17
Acquisition Fees                                    152                --                 194                 --
Incentive Fees                                       (5)               --                  --                 --
                                               --------            ------            --------             ------
                                               $    266            $   12            $    388             $   17
                                               ========            ======            ========             ======

M.           Commitments

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

N.           Operating Segments

The Company has recently begun investing in manufactured home communities and management assesses the performance of the Company as one operating segment.

O.           Common Stock and Dividends

During the three and six months ended June 30, 1999, the Company paid $0.13 and $0.26 per share dividends on Common Stock totaling $1,352,000 and $2,699,000, respectively. Dividends paid during the same periods in 1998 were $0.13 and $0.13 per share totaling $1,347,000 and $1,347,000, respectively.


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

In this report, the words "the Company," "we," "our" and "us" refer to Commercial Assets, Inc., a Delaware corporation, our predecessor, Commercial Assets, Inc., a Maryland corporation and, where appropriate, our subsidiaries.

Business

Company Background

We have been a Delaware corporation since June 10, 1999. Prior to this, we were a Maryland corporation that was formed in August 1993. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT". We are engaged in the ownership, acquisition, development and expansion of manufactured home communities. Initially, we were a wholly-owned subsidiary of Asset Investors Corporation. Asset Investors contributed $75 million to our initial capital and in October 1993, Asset Investors distributed 70% of our common stock to Asset Investors' stockholders. Asset Investors currently owns 27% of our outstanding common stock and provides management services to us. Our shares of common stock are listed on the American Stock Exchange, Inc. under the symbol "CAX."

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

In the third quarter of 1998, we decided to acquire interests in manufactured home communities. As of June 30, 1999, we held interests as owner, ground lessor or mortgage lender (including participating mortgages) in 11 manufactured home communities with a total of 1,790 developed homesites (sites with homes in place), 220 sites ready for homes and 1,240 sites available for future development. We expect to continue acquiring interests in manufactured home communities during 1999.

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

The owner of a home in our communities leases from us the site on which the home is located. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute. In some circumstances, we offer a 99-year lease to tenants in order to enable the tenant to have some benefits of an owner of real property, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indexes, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

The ownership of manufactured home communities, once fully occupied, tends to be a stable, predictable asset class. The cost and effort involved in relocating a home to another manufactured home community generally encourages the owner of the home to resell it within the community.

Recent Developments

Manufactured Home Community Acquisitions

During the second quarter of 1999, we acquired four manufactured home communities for $25.4 million cash and $4.5 million of debt. These communities have 835 developed homesites, 165 sites ready for homes and 175 sites available for future development. As of June 30, 1999, we have interests in 11 manufactured home communities with a total of 1,790 developed homesites, 220 sites ready for homes, 1,240 sites available for future development. We expect to acquire additional manufactured home communities during 1999.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a capital replacement reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income
(loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for fees incurred in connection with property acquisitions.

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

As of June 30, 1999, we have invested approximately $62 million to acquire interests in 11 manufactured home communities that are located in Arizona, Florida and California. These communities have a total of 1,790 developed homesites (sites with homes in place), 220 sites ready for homes and 1,240 sites available for future development.

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

Manager

Our daily  operations  are  performed  by a  manager  pursuant  to a  management agreement currently in effect through December 31, 1999. The manager also identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed that we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Following our investment of $50 million, the two companies will coordinate their efforts to acquire manufactured home communities. Asset Investors may acquire communities if a material portion of the purchase price is paid for in units of limited partnership in Asset Investors Operating Partnership ("OP Units") or Asset Investors' common stock. As of June 30, 1999, we have invested approximately $62 million in manufactured home communities and, therefore, we and Asset Investors are coordinating our acquisitions at this time.

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

During the three and six months ended June 30, 1999 and 1998, we paid the following fees to our manager (in thousands):


                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Base Fees                                      $    119            $   12            $    194             $   17
Acquisition Fees                                    152                --                 194                 --
Incentive Fees                                       (5)               --                  --                 --
                                               --------            ------            --------             ------
                                               $    266            $   12            $    388             $   17
                                               ========            ======            ========             ======

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

The following table sets forth the states in which the communities in which we held an interest on June 30, 1999 are located:


                                                                             Number of Sites
                                                     -----------------------------------------------------------------
                                                                                                      Available for
                               Number of                                      Ready for Homes            Future
                              Communities               Developed                                      Development
                           ------------------        -----------------        -----------------     ------------------
Arizona                            6                         953                      101                   206
Florida                            4                         834                      123                 1,001
California                         1                          --                       --                    30
                                 ---                       -----                    -----                ------
   Total                          11                       1,787                      224                 1,237
                                 ===                       =====                    =====                ======


The following table sets forth information regarding each manufactured home community in which we own an interest:





                                                                         Average
                                                                         Monthly
                                               Developed                  Rent     Sites Ready    Sites Available
 Community            Location                 Homesites    Occupancy   per Site    for Homes     for Development
------------------------------------------------------------------------------------------------------------------
  Owned Communities
Cypress Greens (1)  Lakeland, FL                       85       100%         $190         22               --
La Casa Blanca      Apache Junction, AZ               198       100           150         --               --
La Casa Blanca East Apache Junction, AZ               106       100           200        101               --
Lakeshore Villas    Tampa, FL                         290        96           323         --               --
Rancho Mirage       Apache Junction, AZ               312       100           175         --               --
Riverside (1)       Ruskin, FL                        221        99           401         23              837
Royal Palm          Haines City, FL                   231        98           216         55              164
                                              --------------------------------------------------------------------
    Subtotal                                        1,443        99           244        201            1,001
                                              --------------------------------------------------------------------
  Participating Mortgage and Joint
  Venture Communities
Fiesta Village      Mesa, AZ                          175        98           273         --              206 (2)
Casa Encanta        Mesa, AZ                          111        87           350         --               -- (2)
Southern Palms      Mesa, AZ                           51       100           203         --               -- (2)
Savanna Club        Port St. Lucie, FL                  7       100           165         19               --
Sun Lake            Grand Island, FL                   --        --            --          4               --
Cannery Village     Newport Beach, CA                  --        --            --         --               30
                                              --------------------------------------------------------------------
    Subtotal                                          344        95           283         23              236
                                              --------------------------------------------------------------------
Total Communities                                   1,787        98%         $252        224            1,237
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

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to operate in a manner which will allow us to avail ourselves of the beneficial tax provisions applicable to REITs. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Code, such as specifications relating to actual operating results, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our qualification depends upon the conduct of certain entities with which we have a direct or indirect relationship, in our capacity as a lender, lessor, or holder of non-controlling equity interests.

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


                          RESULTS OF OPERATIONS FOR THE
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Comparison of Three and Six Months Ended June 30, 1999 to Three and Six Months Ended June 30, 1998

Rental Property Operations

Income from rental property operations totaled $634,000 and $1,132,000 during the three and six months ended June 30, 1999. There were no such activities during the same periods in 1998 as our first investment in manufactured home communities was in August 1998. As of June 30, 1999, we had invested approximately $62 million in 11 communities.

Interest and Other Income

Interest and other income during the three and six months ended June 30, 1999 was $520,000 and $1,221,000 compared to $1,042,000 and $2,095,000 for the same periods in 1998, respectively. The decrease is due to a reduction in cash and short-term investments used to fund investments in manufactured home communities beginning in August 1998. The average interest rate earned on these funds was 4.8% and 5.4% during the six months ended June 30, 1999 and 1998, respectively.

Interest Expense

Interest expense was $58,000 for both the three and six months ended June 30, 1999 due to $5.1 million of long-term notes payable secured by one of our communities. We had no interest expense during the same periods in 1998 as we did not have any debt on manufactured home communities until May 1999. We anticipate borrowing additional amounts in the future in the form of secured long-term notes payable.

General and Administrative Expenses

Our general and administrative expenses were $140,000 and $273,000 for the three and six months ended June 30, 1999 compared to $88,000 and $174,000 for the same periods in 1998, respectively. These expenses increased for the 1999 periods compared to 1998 primarily due to increased costs related to shareholder relations and due diligence costs on potential acquisitions that were not completed.

Management Fees

During the three and six months ended June 30, 1999, our management fees were $114,000 and $194,000 compared to $12,000 and $17,000 during the same periods in 1998, respectively. The increase in management fees is primarily due to our acquisitions of manufactured home communities during this period. We did not make any real estate-related acquisitions during the 1998 periods and such fees are not paid on cash and short-term investments, which is what we held during the 1998 periods.

CMBS Bonds

Income from CMBS bonds during the three and six months ended June 30, 1999 was $39,000 and $77,000 and is comparable to the same periods in 1998. This income is from our retained equity interest in two CMBS bonds.

Dividend Distributions

During the three and six months ended June 30, 1999, we paid dividends totaling $1,352,000 ($.13 per share) and $2,699,000 ($0.26 per share) compared to
$1,347,000  ($0.13  per  share)  and  $1,347,000  ($0.13 per share) for the same periods in 1998, respectively. We did not pay dividends during the first quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had cash and cash equivalents of $1,092,000 and short-term investments of $15,078,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties and payments of dividends to stockholders.

During the six months ended June 30, 1999, the net cash provided by operating activities was $1,891,000 compared to $2,136,000 during the same period in 1998. The decrease during the first six months of 1999 was primarily due to lower net income as a result of management fees paid on 1999 real estate investments and an increase in general and administrative expenses.

Net cash used in investing activities was $5,812,000 during the six months ended June 30, 1999 compared to uses of $60,620,000 during the same period in 1998. The net cash used in the 1999 period was primarily due to acquisitions of interests in manufactured home communities, net of sales of short-term investments used to fund such acquisitions, whereas the funds used in the 1998 period were for the purchase of short-term investments.

Net cash provided by financing activities was $1,721,000 during the six months ended June 30, 1999 compared to uses of $1,347,000 during the same period in 1998. The net cash provided in the 1999 period was due to $4.8 million in proceeds from long-term borrowings, net of dividends paid of $2.7 million. The net cash used in the 1998 period was due to dividends paid. The increase in dividends between the periods occurred primarily because we did not pay a quarterly dividend during the first quarter of 1998.

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

For the three and six months ended June 30, 1999 and 1998, our FFO was (in thousands):


                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Net income                                      $   734            $   986            $ 1,716             $ 1,988
Real estate depreciation                            232                 --                321                  --
Acquisition fees                                    152                 --                194                  --
Amortization of CMBS bonds                           20                 66                 78                 126
Equity in Asset Investors' adjustments for FFO       14                 --                 14                  --
                                                -------            -------            -------             -------
Funds From Operations (FFO)                     $ 1,152            $ 1,052            $ 2,323             $ 2,114
                                                =======            =======            =======             =======

Weighted average common shares outstanding       10,362             10,359             10,363              10,350
                                                =======            =======            =======             =======

For the six months ended June 30, 1999 and 1998, net cash flows were as follows (in thousands):


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                  -----------------------------------
                                                                                       1999                1998
                                                                                  ---------------     ---------------
Cash provided by operating activities                                                $  1,891           $   2,136
Cash used in investing activities                                                      (5,812)            (60,620)
Cash provided by (used in) financing activities                                         1,721              (1,347)


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

We have a $5.1 million fixed rate, non-recourse, secured long-term note payable that matures in 2019. The interest rate on this note is 7.1%. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the note is fully amortizing.

We have a $4.5 million fixed rate, recourse, secured long-term note payable that is repayable in three annual installments. The implied interest rate on this note is 7.0%. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the note is fully amortizing. In the future, we intend to borrow additional non-recourse, secured, fixed rate, fully amortizing debt in connection with the refinancing of the existing note payable. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until June 2002.

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

We intend to borrow additional non-recourse, secured, fixed rate, fully amortizing debt in connection with acquisitions of communities. Accordingly, changes in interest rates will affect the cost of future borrowings incurred in connection with future acquisitions.

                                     PART II
                                OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 1999 Annual Meeting of Stockholders was held on June 9, 1999. At the meeting, Messrs. Terry Considine and Bruce E. Moore were elected as Class III Directors to terms expiring in 2002 and Mr. Robert J. Malone was elected as a Class II Director to a term expiring in 2001. There were 9,953,140, 9,956,944 and  9,962,459  votes cast "for" the  election of Messrs.  Considine,  Moore and
Malone, respectively, and 239,269, 235,465 and 229,950 votes were withheld, respectively. In addition, the stockholders approved our reincorporation from Maryland to Delaware. Of the votes cast, 8,387,771 were cast "for" approval of the reincorporation and 132,757 were cast "against" approval of the reincorporation with 71,076 abstentions. In addition, 1,600,805 shares were not voted in connection with the reincorporation. Under Maryland law, all votes cast as abstentions and all unvoted shares constituted votes "against" approval of the reincorporation.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits:

Exhibit No.     Description

     2.1 Agreement and Plan of Merger, dated as of March 12, 1999, between Commercial Assets, Inc., a Maryland corporation and Commercial Assets, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated June 10, 1999, Commission File No. 1-2262, filed on June 10, 1999).

     3.1 Amended and Restated Certificate of Incorporation of Commercial Assets, Inc. (the "Registrant"), (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated June 10, 1999, Commission File No. 1-2262, filed on June 10, 1999).

     3.2        Amended  and  Restated  By-laws  of  Commercial   Assets,   Inc.
                (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, dated June 10, 1999, Commission File No. 1-2262, filed on June 10, 1999).

      27        Financial Data Schedule

         (b)    Reports on Form 8-K:

                The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                Current Report on Form 8-K dated April 21, 1999, reporting our intent to acquire shares of Asset Investors Corporation.

                Current Report on Form 8-K dated March 31, 1999 reporting the acquisition of manufactured home community assets which included: Statement of Excess of Revenues Over Specific Operating Expenses of the Lakeshore Villas Manufactured Home Community for the year ended September 30, 1998 (audited) and the period from October 1, 1998 to December 31, 1998 (unaudited).

                Current Report on Form 8-K dated May 7, 1999 reporting the acquisition of manufactured home community assets which included: Statement of Excess of Revenues Over Specific Operating Expenses of the Rancho Mirage Mobile Home Park for the Year Ended December 31, 1998 (audited) and the period from January 1, 1999 to March 31, 1999 (unaudited).

                Current Report on Form 8-K dated June 10, 1999 reporting our reincorporation in Delaware.

                Current Report on Form 8-K dated June 30, 1999 reporting the acquisition of manufactured home community assets which included: Statement of Excess of Revenues Over Specific Operating Expenses of the La Casa Blanca Manufactured Home Communities for the Year Ended December 31, 1998 (audited) and the period from January 1, 1999 to March 31, 1999 (unaudited).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    COMMERCIAL ASSETS, INC.
                                                    (Registrant)


Date:  August 5, 1999                               By  /s/ David M. Becker
                                                      --------------------------
                                                        David M. Becker
                                                        Chief Financial Officer