Form 10-Q
period 1999-09-30
COMMERCIAL ASSETS INC
filed 1999-11-10
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

As of October 29, 1999, 10,368,029 shares of common stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

               Balance Sheets as of September 30, 1999 (unaudited) and
                 December 31, 1998...........................................  1

               Statements of Income for the three and nine months ended
                 September 30, 1999 and 1998 (unaudited).....................  2

               Statements of Cash Flows for the nine months ended September
                 30, 1999 and 1998 (unaudited)...............................  3

               Notes to Financial Statements (unaudited).....................  4

         Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................. 11


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K........................... 22


                                       (i)



                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                       September 30,    December 31,
                                                                                           1999               1998
                                                                                           ----               ----
                                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                                                $    5,076         $    3,292
Short-term investments                                                                       13,334             45,066
Real estate, net of accumulated depreciation of $836 and $50                                 63,253             12,628
Investments in participating mortgages                                                        1,951              9,328
Investment in real estate joint venture                                                       1,304              1,280
Investment in Asset Investors                                                                 1,417                 --
Investment in and note receivable from Westrec                                                3,788              4,011
CMBS bonds                                                                                    1,714              1,739
Other assets, net                                                                             4,116                890
                                                                                         ----------         ----------
      Total Assets                                                                       $   95,953         $   78,234
                                                                                         ==========         ==========

LIABILITIES
Secured long-term notes payable                                                          $   18,128         $       --
Secured short-term financing                                                                    212                 --
Accounts payable and accrued liabilities                                                      1,782                872
Management fees payable to related parties                                                      184                108
                                                                                         ----------         ----------
                                                                                             20,306                980
                                                                                         ----------         ----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                  615                 --

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,393 and
   10,364 shares issued; and 10,320 and 10,364 shares outstanding, respectively
                                                                                                104                104
Additional paid-in capital                                                                   77,018             76,874
Retained earnings (dividends in excess of accumulated earnings)                              (1,649)               276
Treasury stock, 73 and 0 shares at cost                                                        (441)                --
                                                                                         ----------         ----------
                                                                                             75,032             77,254
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   95,953         $   78,234
                                                                                         ==========         ==========


            See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                   1999           1998             1999          1998
                                                                   ----           ----             ----          ----
Rental property operations
Rental and other property revenues                               $   945        $     --         $ 1,382       $     --
Income from participating mortgages and leases                       455             151           1,645            151
Property operating expenses                                         (428)             --            (602)            --
                                                                 -------        --------         -------       --------
Income from rental property operations before depreciation
                                                                     972             151           2,425            151
Depreciation                                                        (465)             (4)           (786)            (4)
                                                                --------        --------        --------       --------
Income from rental property operations                               507             147           1,639            147
                                                                --------        --------        --------       --------

Interest and other income                                            349           1,012           1,570          3,107
Interest expense                                                     (61)             --            (119)            --
General and administrative expenses                                 (131)           (129)           (404)          (303)
Related-party management fees                                       (181)            (23)           (375)           (40)
Equity in earnings of Asset Investors                                 10              --              15             --
CMBS bonds revenue                                                    38              40             115            124
                                                                --------        --------        --------       --------

Income from operations                                               531           1,047           2,441          3,035
Related-party acquisition fees                                        (3)            (61)           (197)           (61)
Reincorporation expenses                                            (120)             --            (120)            --
Costs related to abandonment of potential marina investments
                                                                      --            (500)             --           (500)
                                                                --------        ---------       --------      ---------

Net income                                                      $    408        $    486        $  2,124      $   2,474
                                                                ========        ========        ========      =========

Basic and diluted earnings per share                            $   0.04        $   0.05        $   0.20      $   0.24
                                                                ========        ========        ========      =========

Weighted average common shares outstanding                        10,325          10,364          10,350         10,355

Weighted average common shares and common share equivalents
   outstanding                                                    10,325          10,373          10,350         10,378

Dividends paid per share                                        $   0.13        $   0.13        $   0.39       $   0.26
                                                                ========        ========        ========       ========


            See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)                                                 Nine Months Ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                             1999           1998
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $  2,124       $  2,474
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and amortization                                                               792              4
   Amortization of premium on short-term investments                                            85            135
   Amortization of discount on secured long-term notes payable                                  79             --
   Accrued income on participating mortgages                                                  (423)          (151)
   Accrued income on CMBS bonds                                                                (53)            --
   Equity in earnings of Asset Investors                                                       (15)            --
   Increase in accounts payable and accrued liabilities                                        133            174
   Increase in other assets                                                                    (51)          (157)
                                                                                          --------       --------
     Net cash provided by operating activities                                               2,671          2,479
                                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                                   (33,486)        (1,368)
Purchases of Asset Investors' common stock                                                  (1,433)            --
Deposits on potential real estate acquisitions                                              (1,154)            --
Collections on short-term investments                                                        9,234          6,129
Notes receivable advances                                                                     (612)            --
Proceeds from sale of short-term investments                                                22,411          4,156
Acquisitions of short-term investments                                                          --        (70,151)
Investments in participating mortgages, net                                                 (1,178)        (7,999)
Investment in real estate joint venture                                                        (24)            --
Capital replacements                                                                          (297)            --
Investment in Westrec                                                                           --         (2,249)
Collections on note receivable from Westrec                                                    223             --
Dividends from Asset Investors                                                                  31             --
Collections on CMBS bonds                                                                       78            186
                                                                                          --------       --------
     Net cash used in investing activities                                                  (6,207)       (71,296)
                                                                                          --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured long-term notes payable                                               10,300             --
Dividends paid                                                                              (4,049)        (2,695)
Payment of loan costs                                                                         (458)            --
Purchase of treasury stock                                                                    (441)            --
Principal paydowns on secured short-term financing                                              (3)            --
Principle paydowns on secured long-term notes payable                                          (29)            --
                                                                                          --------       --------
     Net cash provided by (used in) financing activities                                     5,320         (2,695)
                                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,784        (71,512)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             3,292         74,153
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  5,076       $  2,641
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

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company restructured its subordinate CMBS bond portfolio by resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note J). In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of September 30, 1999 has invested approximately $65 million in 11 manufactured home communities and adjoining land with 1,770 developed homesites and 1,370 undeveloped homesites.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 31, 1999 ("the Management Agreement"). Since November 1997, Asset Investors Corporation (together with its subsidiaries, "Asset Investors") has been the manager. Asset Investors owns 27% of the Company's Common Stock. For 1999, the Management Agreement has been amended to provide that the Incentive Fee is based on Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. No other change was made to the Management Agreement other than its extension to December 31, 1999 (see Note M). The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, the officers of Asset Investors are also officers of the Company.

B.           Merger with Asset Investors

The Company and Asset Investors have agreed to merge, subject to approval by a majority of the outstanding shares of both companies. Asset Investors will be the surviving company and will issue 0.4075 shares of its common stock for each outstanding share of the Company's Common Stock.

C.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999, for the three and nine month periods then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the

Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. The effect of such reclassifications on amounts previously reported is immaterial.

D.           Summary of Significant Accounting Policies

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of September 30, 1999, there has been no impairment of the Company's investment in real estate.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents.

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of September 30, 1999, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from the lessee.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development.

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

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Treasury Stock

Treasury stock is recorded at cost. In addition, the Company purchased 114,000 shares of Asset Investors' common stock during the second quarter of 1999. Because Asset Investors owns 27% of the Company's Common Stock, the Company is deemed to have an interest in 48,000 shares of its Common Stock and has also recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $230,000 and $0 during the nine months ended September 30, 1999 and 1998, respectively.

Non-cash operating, investing and financing activities for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):


                                                                                 1999                   1998
                                                                                 ----                   ----
Accrued initial capital expenditures on real estate purchases                   $   400               $   --
Issuance of Common Stock for services                                               144                  150
Escrow of long-term debt proceeds                                                   300                   --
Acquisitions of real estate by:
    Issuance of note payable                                                      4,519                   --
    Assumption of debt and minority interest in subsidiaries                      4,243                   --
    Cancellation of participating mortgages                                       8,978                   --


E.           Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at September 30, 1999 approximates the carrying value of $13,334,000.

F.           Real Estate

Real estate at September 30, 1999 and December 31, 1998 was (in thousands):


                                                                             September 30,          December 31,
                                                                                 1999                   1998
                                                                                 ----                   ----
Land                                                                           $   14,358            $    3,798
Land improvements and buildings                                                    49,731                 8,880
                                                                               ----------            ----------
                                                                                   64,089                12,678
Less accumulated depreciation                                                        (836)                  (50)
                                                                               ----------            ----------
Real estate, net                                                               $   63,253            $   12,628
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

The other leased community involves two phases and has been leased to the same third party for 50 years. Phase One has 221 developed homesites and 23 undeveloped homesites. Phase Two involves 746 undeveloped homesites. Initial annual lease payments on Phase One are $890,000, increasing by 4% per annum. There are no lease payments on Phase Two until the sites are ready for homes, at which time, the annual lease payments on Phase Two will be equal to 10% times the costs incurred in developing Phase Two. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost. The Company may terminate the lease in 2004 by paying to the lessee 50% of the amount by which the fair market value of the property exceeds the sum of the Company's total purchase price plus any unpaid rents due from the lessee.

G.           Investments in Participating Mortgages

In August 1998, the Company made investments in participating mortgages secured by three manufactured home communities and adjoining land. The notes accrued interest at 15% per annum and paid interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans were scheduled to mature in 2007 and 2008. The Company also received additional interest equal to 50% of the net profits and cash flows from the properties. In August 1999, the Company purchased the three communities and adjoining land by canceling the participating mortgages and releasing additional collateral pledged on the mortgages.

The Company also has investments in participating mortgages secured by individual homes and homesites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homes and homesites. The Company also receives additional interest equal to 50% of the net profits and cash flows from the homes and homesites.

As of September 30, 1999, the Company had investments in participating mortgages of $1,951,000. The Company had income from participating mortgages of $193,000 and $868,000, respectively, for the three and nine months ended September 30, 1999, and $140,000 during the three and nine months ended September 30, 1998.

H.           Investment in Real Estate Joint Venture

The Company has an interest in a joint venture involving the development of 30 homesites. The Company receives a priority return from the venture until the Company has received a per annum amount equal to 9% times $1,250,000. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on $300,000. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture during the three and nine months ended September 30, 1999.

I.           Investment in Asset Investors

During the nine months ended September 30, 1999, the Company purchased 114,000 shares (approximately 2%) of the common stock of Asset Investors. The Company has recorded its investment in Asset Investors under the equity method because Asset Investors manages the Company and owns approximately 27% of the Company's Common Stock.

Summarized financial information of Asset Investors as reported by Asset Investors is (in thousands):


                                                                                  September 30,         December 31,
Balance Sheets                                                                        1999                  1998
                                                                                      ----                  ----

Real estate                                                                        $  109,543             $   98,563
Investments in participating mortgages                                                 20,622                 27,604
Investment in Commercial Assets                                                        19,741                 20,706
Cash and cash equivalents                                                               1,604                  1,426
Other assets                                                                            8,068                  9,927
                                                                                   ----------             ----------
Total assets                                                                          159,578                158,226
Secured long-term notes payable                                                        54,456                 40,506
Secured short-term financing                                                            1,000                 10,500
Other liabilities                                                                       4,060                  2,935
Minority interest                                                                      15,386                 25,649
                                                                                   ----------             ----------
Stockholders' equity                                                               $   84,676             $   78,636
                                                                                   ==========             ==========


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                   1999           1998             1999          1998
                                                                   ----           ----             ----          ----
Income from rental property operations before depreciation      $  3,169        $  2,869        $  9,386       $  6,668
Depreciation                                                        (983)           (874)         (2,827)        (1,762)
                                                                --------        --------        --------       --------
Income from rental property operations                             2,186           1,995           6,559          4,906
                                                                --------        --------        --------       --------

Property management income, net                                       54              39             158            122
Management fees from Commercial Assets                               134              65             418             75
Equity in earnings of Commercial Assets                              154             154             714            688
Amortization of management contracts                                (689)           (689)         (2,067)        (2,205)
General and administrative expenses                                 (389)           (373)         (1,098)        (1,031)
Interest and other income                                            124              75             227            677
Interest expense                                                    (955)           (914)         (2,853)        (1,390)
                                                                --------        --------        --------       --------

Income from operations                                               619             352           2,058          1,842
Nonrecurring revenues (expenses), net                                 80          (2,092)            105         (2,092)
Minority interest                                                   (106)            372            (341)            54
                                                                --------        --------        --------       --------
Net income (loss)                                               $    593        $ (1,368)       $  1,822       $   (196)
                                                                ========        ========        ========       ========


J.           CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds and retained a $5,000,000 equity interest in the owner trust used in the restructuring. Since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company valued the equity interest at its then estimated fair market value of $2,000,000. During the nine months ended September 30, 1999 and 1998, the Company received $141,000 and $310,000, respectively, of which $78,000 and $186,000, respectively, was recorded as a reduction in the net book value of the retained equity interest. The net book value at September 30, 1999 is $1,714,000 which the Company believes approximates fair market value.

K.           Investment in and Note Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec") for approximately $2,500,000 and made a loan to an affiliate of Westrec. In the third quarter of 1998, the Company decided to invest in manufactured home communities instead of marinas. The Company has recorded its investment in and note receivable from Westrec at the sum of the amount for which the Company can re-sell its interest in Westrec plus the outstanding balance of the note receivable.

L.           Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):


                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
Fixed rate, ranging from 6.70% to 7.10%, fully-amortizing,
   nonrecourse notes maturing in 2019                                           $  10,571            $    --
7.67% fixed rate, non-amortizing, nonrecourse note maturing in
   2007                                                                             2,960                 --
Recourse, fully-amortizing note discounted at 7.00%, maturing in
   2002                                                                             4,597                 --
                                                                                ---------            -------
                                                                                $  18,128            $    --
                                                                                =========            =======


Real estate assets which secure the long-term notes payable had a net book value of $38,241,000 at September 30, 1999. The Company has $505,000 in escrow for real estate taxes and property improvements at September 30, 1999.

M.           Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. The Management Agreement has been extended through December 31, 1999 and provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate-related asset acquired. Acquisition Fees are expensed because such fees are paid to Asset Investors, owner of 27% of the Company's Common Stock. These fees would be capitalized if they were paid to an unrelated third party. For 1999, the Incentive Fee equals 20% of the amount by which the Company's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds the amount calculated by multiplying the Company's average net worth by a percentage equal to the Ten-Year United States Treasury rate plus 1%. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. During 1998, the Incentive Fee was based on the Company's REIT taxable income instead of Funds From Operations. Management fees during the three and nine months ended September 30, 1999 and 1998 were (in thousands):


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Base Fees                                      $    181            $   23            $    375             $   40
Acquisition Fees                                      3                61                 197                 61
Incentive Fees                                       --                --                  --                 --
                                               --------            ------            --------             ------
                                               $    184            $   84            $    572             $  101
                                               ========            ======            ========             ======


N.           Commitments

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

O.           Operating Segments

The Company began investing in manufactured home communities in August 1998 and management assesses the performance of the Company as one operating segment.

P.           Common Stock and Dividends

During the three and nine months ended September 30, 1999, the Company paid $0.13 and $0.39 per share dividends on Common Stock totaling $1,350,000 and $4,049,000, respectively. Dividends paid during the same periods in 1998 were $0.13 and $0.26 per share totaling $1,348,000 and $2,695,000, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

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

Prior to 1998, we owned subordinate classes of Commercial Mortgage Backed Securities or "CMBS bonds". CMBS bonds generally are debt instruments that are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. Our subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the most risk in the event of a default on the underlying mortgages and provided credit support for the more senior tranches. In 1997, we decided to redeploy our assets into other types of real estate investments in order to reduce the risk of our portfolio. We restructured our CMBS bonds in November 1997 by selling, redeeming and resecuritizing our various CMBS bonds from which we received $77.7 million in cash and retained a small residual interest in two CMBS bonds. During most of 1998, we invested our funds in short-term investments pending our decision as to the type of real estate assets in which we would invest.

In the third quarter of 1998, we decided to acquire interests in manufactured home communities. As of September 30, 1999, we held interests as owner, ground lessor or mortgage lender, including participating mortgages, in 11 manufactured home communities with a total of 1,770 developed homesites (sites with homes in place) and 1,370 undeveloped homesites. We expect to continue acquiring interests in manufactured home communities.

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

Recent Developments

Merger with Asset Investors

We have agreed to merge with Asset Investors. The merger agreement provides that Asset Investors will issue 0.4075 shares of its common stock for each outstanding share of our common stock. The merger is subject to approval by a majority of the shares of both companies entitled to vote.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations or "FFO", less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a capital replacement reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts, also known as NAREIT, defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o property acquisition fees that were expensed under generally accepted accounting principles because the fees were paid to Asset Investors, an affiliate;
o    our realization of bond discounts; and
o    costs related to the abandonment of potential marina investments.

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

Future Acquisitions

In 1998, when we decided to enter the manufactured home community business, we began to implement a business plan which called for the investment of our capital in the acquisition of manufactured home communities. We have focused on identifying acquisition opportunities that we believe provide returns that are accretive to our stockholders. We plan on continuing this business plan during 1999 and 2000, and hope to have largely invested our capital in manufactured home communities during this time period.

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

As of September 30, 1999, we have invested approximately $65 million to acquire interests in 11 manufactured home communities that are located in Arizona, Florida and California. These communities have a total of 1,770 developed homesites (sites with homes in place) and 1,370 undeveloped homesites.

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

Manager

Our daily  operations  are  performed  by a  manager  pursuant  to a  management agreement currently in effect through December 31, 1999. The manager also identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed that we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Following our investment of $50 million, the two companies will coordinate their efforts to acquire manufactured home communities. Asset Investors may acquire communities if a material portion of the purchase price is paid for in units of limited partnership in Asset Investors Operating Partnership referred to as "OP Units" or Asset Investors' common stock. As of September 30, 1999, we have invested approximately $65 million in manufactured home communities and, therefore, we and Asset Investors are coordinating our acquisitions at this time.

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

During the three and nine months ended September 30, 1999 and 1998, we paid the following fees to our manager (in thousands):


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Base Fees                                      $    181            $   23            $    375             $   40
Acquisition Fees                                      3                61                 197                 61
Incentive Fees                                       --                --                  --                 --
                                               --------            ------            --------             ------
                                               $    184            $   84            $    572             $  101
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

Properties

The manufactured home communities in which we have interests are primarily located in Arizona and Florida. We hold interests in these communities as owner, ground lessor or mortgage lender, including participating mortgages.

The following table sets forth the states in which the communities in which we held an interest on September 30, 1999 are located:


                                        Number of Homesites
                   Number of      --------------------------------
                  Communities     Developed        Undeveloped
                 ---------------  ------------- ------------------
Arizona               6                925               310
Florida               4                842             1,037
California            1                 --                30
                    ---              -----           -------
   Total             11              1,767             1,377
                    ===              =====           =======


The following table sets forth information regarding each manufactured home community in which we own an interest:




                                                                               Average
                                                                               Monthly
                                                   Developed                    Rent          Undeveloped
   Community               Location                Homesites     Occupancy    per Site         Homesites
--------------------------------------------------------------------------------------------------------------
Owned Communities
  Casa Encanta         Mesa, AZ                       106           96%         $345                -- (2)
  Cypress Greens (1)   Lakeland, FL                    86          100           190                21
  Desert Harbor        Apache Junction, AZ            103          100           202               104
  Fiesta Village       Mesa, AZ                       170           95           272               206 (2)
  La Casa Blanca       Apache Junction, AZ            198          100           151                --
  Lakeshore Villas     Tampa, FL                      290           96           323                --
  Rancho Mirage        Apache Junction, AZ            312          100           175                --
  Riverside (1)        Ruskin, FL                     221           99           403               769
  Royal Palm           Haines City, FL                233           98           216               217
  Southern Palms       Mesa, AZ                        36           97           208                -- (2)
                                                --------------------------------------------------------------
      Subtotal                                      1,755           98           253             1,317
                                                --------------------------------------------------------------
Participating Mortgage and Join
 Venture Communities
  Savanna Club (3)     Port St. Lucie, FL              12          100           163                25
  Sun Lake (3)         Grand Island, FL                --           --            --                 5
  Cannery Village      Newport Beach, CA               --           --            --                30
                                                --------------------------------------------------------------
      Subtotal                                         12          100           163                60
                                                ==============================================================
   Total Communities                                1,767           98%         $252             1,377
                                                ==============================================================


1 We have leased this community to a third party under a long-term lease in which we receive a base rent plus 50% of any profits from the community.
2 We intend to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.
3    We own individual homes and homesites within this community.



Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and we intend to operate in a manner which will allow us to avail ourselves of the beneficial tax provisions applicable to REITs. Our qualification as a REIT depends on our ability to meet various requirements imposed by the Internal
Revenue Code, such as specifications relating to actual operating results, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our qualification depends upon the conduct of certain entities with which we have a direct or indirect relationship, in our capacity as a lender, lessor, or holder of non-controlling equity interests.

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" which would otherwise occur at the corporate and stockholder levels that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income, including any applicable alternative minimum tax. Even if we qualify as a REIT, we may be subject to certain state and local income and other taxes and to Federal income and excise taxes on our undistributed income.

                          RESULTS OF OPERATIONS FOR THE
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Comparison of Three and Nine Months Ended September 30, 1999 to Three and Nine Months Ended September 30, 1998

Rental Property Operations

Income from rental property operations totaled $507,000 and $1,639,000 during the three and nine months ended September 30, 1999 compared to $147,000 and $147,000 during the same periods in 1998. Our first investment in manufactured home communities was in August 1998. As of September 30, 1999, we had invested approximately $65 million in 11 communities.

Interest and Other Income

Interest and other income during the three and nine months ended September 30, 1999 was $349,000 and $1,570,000 compared to $1,012,000 and $3,107,000 for the same periods in 1998, respectively. The decrease is due to a reduction in cash and short-term investments used to fund investments in manufactured home communities beginning in August 1998. The average interest rate earned on these funds was 5.0% and 5.4% during the nine months ended September 30, 1999 and 1998.

Interest Expense

Interest expense was $61,000 and $119,000 for the three and nine months ended September 30, 1999 due to long-term notes payable secured by our communities. We had no interest expense during the same periods in 1998 as we did not have any debt on manufactured home communities until May 1999. We anticipate borrowing additional amounts in the future in the form of secured long-term notes payable.

General and Administrative Expenses

Our general and administrative expenses were $131,000 and $404,000 for the three and nine months ended September 30, 1999 compared to $129,000 and $303,000 for the same periods in 1998. These expenses increased for the nine months ended September 30, 1999 compared to the 1998 period primarily due to increased costs related to shareholder relations and due diligence costs on potential acquisitions that were not completed.

Management Fees

During the three and nine months ended September 30, 1999, our management fees were $181,000 and $375,000 compared to $23,000 and $40,000 during the same periods in 1998. The increase in management fees is primarily due to our investments in manufactured home communities during this period. Such fees are not paid on cash and short-term investments, which is what we primarily held during the 1998 periods.

CMBS Bonds

Income from CMBS bonds during the three and nine months ended September 30, 1999 was $38,000 and $115,000 and is comparable to the same periods in 1998. This income is from our retained equity interest in two CMBS bonds.

Acquisition Fees

During the three and nine months ended September 30, 1999, we expensed acquisition fees paid to Asset Investors of $3,000 and $197,000 compared to $61,000 and $61,000 during the same periods in 1998. The change in fees is a result of the amount we invested in manufactured home communities during these periods. These fees would be capitalized if they had been paid to an unrelated third party. Because they are paid to Asset Investors, an affiliate, these fees are expensed under generally accepted accounting principles.

Reincorporation Costs

In 1999, we reincorporated in Delaware from Maryland. We incurred $120,000 of nonrecurring costs in connection with the reincorporation.

Costs Related to Abandonment of Potential Marina Investments

During the third quarter of 1998, we decided that we would no longer seek to acquire interests in marinas and expensed $500,000 for costs related to the abandonment of potential marina investments.

Dividend Distributions

During the three and nine months ended September 30, 1999, we paid dividends totaling $1,350,000 or $0.13 per share, and $4,049,000 or $0.39 per share, compared to $1,348,000 or $0.13 per share, and $2,695,000 or $0.26 per share, for the same periods in 1998. We did not pay dividends during the first quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had cash and cash equivalents of $5,076,000 and short-term investments of $13,334,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties and payments of dividends to stockholders.

During the nine months ended September 30, 1999, the net cash provided by operating activities was $2,671,000 compared to $2,479,000 during the same period in 1998. The increase during the first nine months of 1999 was primarily due to investments in manufactured home communities. Higher income from rental property operations before depreciation was only partially offset by lower interest and other income on funds used for such investments.

Net cash used in investing activities was $6,207,000 during the nine months ended September 30, 1999 compared to uses of $71,296,000 during the same period in 1998. The net cash used in the 1999 period was primarily due to acquisitions of interests in manufactured home communities, net of sales of short-term investments used to fund such acquisitions, whereas the funds used in the 1998 period were for the purchase of short-term investments.

Net cash provided by financing activities was $5,320,000 during the nine months ended September 30, 1999 compared to uses of $2,695,000 during the same period in 1998. The net cash provided in the 1999 period was primarily due to $10,300,000 in proceeds from long-term borrowings, net of dividends paid of $4,049,000. The net cash used in the 1998 period was due to dividends paid. The increase in dividends between the periods occurred primarily because we did not pay a quarterly dividend during the first quarter of 1998.

We expect to meet our long-term liquidity requirements through our cash and short-term investment balances, long-term secured borrowings, cash generated by operations and issuance of equity securities.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and make capital expenditures. The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o property acquisition fees that were expensed under generally accepted accounting principles because the fees were paid to Asset Investors, an affiliate;
o    our realization of bond discounts; and
o    nonrecurring   costs  related  to  the  abandonment  of  potential   marina
     investments.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For the three and nine months ended September 30, 1999 and 1998, our FFO was (in thousands):


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Net income                                      $   408            $   486            $ 2,124             $ 2,474
Real estate depreciation                            465                  4                786                   4
Acquisition fees                                      3                 61                197                  61
Realization of bond discounts                        --                 60                 78                 186
Costs related to abandonment of potential
   marina investments                                --                500                 --                 500
Equity in Asset Investors' adjustments
   for FFO                                           29                 --                 43                  --
                                                -------            -------            -------             -------
Funds From Operations (FFO)                     $   905            $ 1,111            $ 3,228             $ 3,225
                                                =======            =======            =======             =======

Weighted average common shares outstanding       10,325             10,364             10,350              10,355
                                                =======            =======            =======             =======


For the nine months ended September 30, 1999 and 1998, net cash flows were as follows (in thousands):

                                                        Nine Months Ended
                                                          September 30,
                                                --------------------------------
                                                  1999                1998
                                                ------------     ---------------
Cash provided by operating activities           $  2,671           $   2,479
Cash used in investing activities                 (6,207)            (71,296)
Cash provided by (used in)financing activities     5,320              (2,695)


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

Our critical hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software, such as rent-rolls and certain record-keeping systems, could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. In addition, we anticipate that any hardware or software that we acquire, including upgrades to existing systems, between now and December 31, 1999 will be Year 2000 compliant.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is through our short-term investments and our various debt instruments and borrowings. The following is a list of these short-term investments, debt instruments and borrowing arrangements.

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate or "LIBOR". Accordingly, changes in interest rates could affect the returns from such investments. We intend to invest funds in manufactured home communities during 1999, however, the timing and amount of such investments will depend on a number of factors. See "Item 2. - Business - Growth and Operating Strategies - Future Acquisitions."

We have $10.6 million of fixed rate, non-recourse, secured long-term notes payable that mature in 2019. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $4.6 million fixed rate, recourse, secured long-term note payable that is repayable in three annual installments. The implied interest rate on this note is 7.0%. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the note is fully amortizing. In the future, we intend to borrow additional non-recourse, secured, fixed rate, fully amortizing debt in connection with the refinancing of the existing note payable. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until June 2002.

We have a $3.0 million, 7.67%, nonrecourse, partially amortizing, secured long-term note payable that matures in 2007. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the balance due at maturity is only $2.6 million.

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

      27        Financial Data Schedule

         (b)   Reports on Form 8-K:

               The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

               Current Report on Form 8-K dated August 13, 1999, reporting our acquisition of manufactured home community assets which included:
               Statement of Excess of Revenues Over Specific Operating Expenses of the Fiesta Village Manufactured Home Communities for the year ended December 31, 1998 (audited) and the period from January 1, 1999 to June 30, 1999 (unaudited).

               Current Report on Form 8-K dated August 31, 1999 reporting the proposed merger with Asset Investors Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    COMMERCIAL ASSETS, INC.
                                                    (Registrant)


Date:  November 10, 1999                             By  /s/ David M. Becker
                                                       -------------------------
                                                         David M. Becker
                                                         Chief Financial Officer