Form 10-K/A
period 1998-12-31
COMMERCIAL ASSETS INC
filed 2000-03-09
CIK 910675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                  FORM 10-K/A
                                (Amendment No. 1)

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

================================================================================

                             COMMERCIAL ASSETS, INC.

                                Table of Contents

                           Annual Report on Form 10-K

                   For the Fiscal Year Ended December 31, 1998

Item                                                                        Page

                                     PART I

1.    Business...............................................................  1
           Company Background................................................  1
           Industry Background...............................................  2
           Financial Information about Industry Segments.....................  2
           Growth and Operating Strategies...................................  3
           Manager...........................................................  5
           Competition.......................................................  6
           Taxation of the Company...........................................  6
           Regulations.......................................................  7
           Insurance.........................................................  7
           Capital Resources.................................................  8
           Dividend Reinvestment Plan........................................  8
           Restrictions on and Redemptions of Common Stock...................  8
           Employees.........................................................  9

2.    Properties.............................................................  9

3.    Legal Proceedings...................................................... 11

4.    Submission of Matters to a Vote of Security Holders.................... 11

                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters.. 11

6.    Selected Financial Data................................................ 12

7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 12
           Results of Operations............................................. 12
           Liquidity and Capital Resources................................... 15
           Funds From Operations............................................. 15
           Year 2000 Compliance.............................................. 16

7a.   Quantitative and Qualitative Disclosures About Market Risk............. 17

8.    Financial Statements and Supplementary Data............................ 18

9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................. 18

                                 PART III

10.   Directors and Executive Officers of the Registrant..................... 18

11.   Executive Compensation................................................. 19

12.   Security Ownership of Certain Beneficial Owners and Management......... 19

13.   Certain Relationships and Related Transactions......................... 19

                                  PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 20


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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. This reserve is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

   o   fees incurred in connection with property acquisitions; and
   o   nonrecurring costs related to discontinued classes of investments.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company. Also, we believe that other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.

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

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

   o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;

   o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
   o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
   o   using debt leverage to increase our financial returns;
   o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortized debt instead of higher cost, short-term debt;
   o ensuring the continued maintenance of our communities by providing a minimum $50 per developed homesite per year for capital replacements;
   o seeking to reduce our exposure to downturns in regional real estate markets by diversifying our portfolio of communities since substantially all of our properties are in Florida and Arizona; and
   o   recruiting and retaining capable community management personnel.

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

We believe that acquisition opportunities for manufactured home communities are attractive at this time because of:

   o the increasing acceptability of and demand for manufactured homes, as shown by the growth in the number of individuals living in manufactured homes; and
   o the continued constraints on development of new manufactured home communities.

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

Manager

Our daily operations are performed by a manager pursuant to a management agreement currently in effect through December 31, 1999. The manager identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Thereafter, the two companies will make a determination with respect to each acquisition on a case-by-case basis.

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

During 1998, we paid $87,000 in Base Fees and $124,000 in Acquisition Fees to Asset Investors. We did not pay any Incentive Fees in 1998. For 1999, the management agreement relating to the Incentive Fee has been amended to provide that such fee is calculated the same way as in 1998 except that our FFO, less an annual capital replacement reserve of at least $50 per developed homesite, replaces REIT income in the calculation because we believe this is a better measure of our economic profitability and would, therefore, be a more appropriate incentive for Asset Investors even if increased management fees result.

In order to allocate investments between us and Asset Investors, the companies have agreed that we will invest at least $50 million of our cash resources in the acquisition of communities before Asset Investors will invest further cash in the acquisition of communities. Thereafter, the companies will make a determination with respect to acquisitions on a case-by-case basis. In the ordinary course of our business, we are engaged in discussions and negotiations with a number of manufactured home community owners regarding the purchase of communities or interests in communities.

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

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. As we previously mentioned, many of our communities have public facilities. In order to comply with these requirements we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or we could be forced to pay damages to private litigants. We have made those changes required by the ADA which we believe are appropriate, and we believe that our properties are in compliance with the requirements of the ADA. We believe that any further costs related to ADA compliance can be covered by cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

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

Our Certification of Incorporation empowers the Board of Directors, at its option, to redeem shares of common stock or to restrict transfers of shares to comply with the requirements described above. The redemption price we would pay if the Board of Directors exercises this option to redeem shares would be the fair market value of the common stock as reflected in the latest quotations on the American Stock Exchange. Our Certificate of Incorporation also provides that if anyone acquires shares of our common stock in a manner or in a volume that would result in our disqualification as a REIT under the Code, that acquisition is deemed void to the fullest extent permitted under the law and the acquirer will be deemed never to have had an interest in the shares. Furthermore, if a transaction is determined to be void or invalid, the acquirer may be deemed to have acted as agent on our behalf in acquiring such shares and may be deemed to hold such shares on our behalf.

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

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Arizona and Florida. We hold interests in these communities as owner, ground lessor or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on December 31, 1998 are located:


                                                         Number of Sites
                                  ----------------------------------------------------------
                                                                            Available for
               Number of                                    Ready for           Future
              Communities            Developed                Homes          Development
             ----------------     -----------------     ---------------   ------------------
Arizona            3                      337                    --               206
Florida            2                      305                    46               942
California         1                       --                    --                30
                 ---                    -----                 -----            ------
   Total           6                      642                    46             1,178
                 ===                    =====                 =====            ======


The following table sets forth information regarding each manufactured home community in which we own an interest:


                                                             Average
                                                             Monthly     Sites          Sites
                                      Developed                Rent      Ready      Available for     Year(s)
Community           Location          Homesites   Occupancy  per Site  for Homes     Development     Developed
-------------------------------------------------------------------------------------------------------------------
Owned Communities
Cypress Greens (1)Lakeland, FL            85        100%        $184       22            --            1984
Riverside (1)     Ruskin, FL             220        100          418       24           942            1981
                                     -----------------------------------------------------------
    Subtotal                             305        100          353       46           942
                                     -----------------------------------------------------------
Participating Mortgage and
  Joint Venture Communities
Fiesta Village    Mesa, AZ               175         98          273       --           206 (2)        1962
Casa Encanta      Mesa, AZ               111         87          350       --           -- (2)         1970
Southern Palms    Mesa, AZ                51        100          203       --           -- (2)         1961
Cannery Village   Newport Beach, CA       --         --           --       --            30              -- (3)
                                     -----------------------------------------------------------
    Subtotal                             337         95          288       --           236
                                     -----------------------------------------------------------
Total Communities                        642         97%        $319       46         1,178
                                     ===========================================================


   (1) We have leased this community to a third party under a long-term lease in which we receive a base rent plus 50% of any profits from the community.
   (2) We intend to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.
   (3) Property is expected to be redeveloped in 1999.

Owned Properties. At December 31, 1998, we owned one manufactured home community which exceeded 10% of our total assets. This property, known as Riverside Club, is located in the Tampa, Florida region and was purchased in November 1998. The property has 220 developed homesites which are 100% occupied, 24 sites ready for homes and approximately 940 sites available for future development. The property offers residents a range of amenities including:

   o   a 9-hole golf course,
   o   swimming pool,
   o   tennis courts,
   o   clubhouse, and
   o   marina.

The developed homesites are leased to the owner of the home located on each homesite. The leases are annual leases and can be renewed by the tenant provided that he or she complies with the rules and regulations of the property and pays the required rent. At December 31, 1998, the average monthly rent for a homesite was approximately $420. We can increase rent based on either (a) rents charged by comparable properties in the surrounding area or (b) increases in our costs associated with the property. The cost of the property has been allocated as follows:

   o   $3,558,000 to land and
   o   $7,744,000 to buildings and land improvements.

We depreciate buildings and land improvements over 25 years using the straight line method. For federal income tax purposes, we depreciate buildings over 40 years and land improvements over 15 years using the straight line method for both categories. At December 31, 1998, our net book value in this property was $11,268,000 which is approximately the same as our basis in the property for federal income taxes. Annual real estate taxes for this property are approximately $180,000 at a 2.5% realty tax rate. Estimated realty taxes on future improvements are expected to have a similar tax rate.

Effective November 1998, we leased this property for 50 years to a third party, Riverside Golf Course Community, L.L.C. The lease provides for an initial annual rent payment of $890,000, increasing by 4% per annum. As additional homesites are developed, the annual lease payment increases by an amount equal to 10% of the costs incurred in developing the homesites. In addition, we receive additional rent equal to 50% of the lessee's net cash flow from the property and 50% of any sales proceeds in excess of our historical cost of the property and subsequent improvements.

We intend to further develop this property over the next five to ten years. The development is expected to include development of the sites ready for homes and the sites available for future development plus the completion of the golf course into an 18-hole course. The estimated cost to fully develop the property is $8 million. We expect to finance the development with our existing cash and short-term investments, proceeds from secured long-term notes payable on our various properties and cash flow from our operations.

Properties Involving Participating Mortgages. At December 31, 1998, we had $8,033,000 of participating mortgages involving three manufactured home communities and adjoining land. The mortgages were secured by the three properties and land plus two additional manufactured home communities, a recreational vehicle park and commercial real estate. The mortgages accrue interest at 15% and pay interest at 9% during the first year. The pay rate increases by 1% each year to a maximum of 12% per year and the mortgages mature in 2007. We receive additional interest equal to 50% of the profits and net cash flows from the three properties and adjoining land in excess of the interest rate. Also, we receive 50% of any net sales proceeds in excess of the amount of our participating mortgages. The mortgages may be prepaid at any time; however, we continue to receive 50% of any profits and net cash flows from these properties until they are sold.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the AMEX under the symbol "CAX." The high and low closing sales prices of the shares of common stock as reported in published financial sources and certain dividend information for the periods indicated were as follows:


                                                                    Regular           Special        Capital Gain
                                                                   Dividends         Dividends        Dividends
                                  High              Low             Declared         Declared          Declared
                                  ----              ---             --------         --------          --------
1998
----
   First Quarter                 $   7           $   6-7/16          $   --            $   --             $  --
   Second Quarter                    7                6-1/4             .13                --                --
   Third Quarter                     6-7/8           5-9/16             .13                --                --
   Fourth Quarter                    6-1/4            5-1/8             .13                --                --

1997
----
   First Quarter                 $   7           $    6-3/8          $  .17            $   --            $   --
   Second Quarter                  6-11/16           6-3/16             .17                --                --
   Third Quarter                    7-3/16            6-5/8             .17                --                --
   Fourth Quarter                  7-11/16           6-9/16             .17               .26               .17


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

On April 21, 1998, 22,020 shares of common stock were issued to non-executive directors in lieu of annual director fees as a private placement of our securities. The $6.81 per share value was equal to the closing stock price on the date of issuance.

Item 6.  Selected Financial Data.

Our selected financial data, set forth below, has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, is included elsewhere in this report on Form 10-K.

Balance Sheet and Operating Data (in thousands, except per share data):


                                                                              December 31,
                                                    -----------------------------------------------------------------
                                                      1998         1997           1996          1995          1994
                                                    ---------    ----------     ---------     ---------     ---------
Real estate, before accumulated depreciation        $ 12,678     $     --       $     --      $     --      $     --
Investments in participating mortgages and joint
Cash equivalents and short-term investments           48,358       74,153          8,277           598        12,367
CMBS bonds                                             1,739        1,981         61,460        69,503        74,046
Total assets                                          78,234       78,148         72,406        71,590        87,604
Total stockholders' equity                            77,254       77,705         71,919        70,465        74,672

                                                                        Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                      1998         1997           1996          1995          1994
                                                    ---------    ---------      ---------     ---------     ---------
RENTAL PROPERTY OPERATIONS:
Income from participating mortgages and leases      $    587     $     --       $     --      $     --      $     --
Depreciation                                             (50)          --             --            --            --
                                                    --------     --------       --------      --------      --------
                                                         537           --             --            --            --
                                                    --------     --------       --------      --------      --------

CMBS bonds revenues                                                 9,172          9,838         8,980         5,938
Interest and other income                              3,874          945            319           189         1,126
General and administrative expenses                     (420)        (519)          (805)       (1,393)       (1,220)
Management fees paid to manager                         (211)      (1,678)        (1,425)       (1,151)         (598)
Gain on sale of bonds                                     --        5,786             --            --            --
Net income                                             3,441       13,706          6,959         6,376         4,927

Per share amounts:
   Basic and diluted earnings                       $    .33     $   1.32       $    .68      $    .63      $    .49
   Regular dividends                                $    .39     $    .68       $    .68      $    .68      $    .50
   Special dividends                                $     --     $    .26       $    .04      $     --      $    .03
   Capital gain dividends                           $     --     $    .17       $     --      $     --      $     --

Weighted-average common shares outstanding            10,357       10,332         10,247        10,104        10,047
Weighted-average common shares and common share
   equivalents outstanding                            10,372       10,371         10,254        10,108        10,048



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

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

In 1997, we decided to cease to invest in commercial mortgage backed securities bonds. In November 1997, we resecuritized, sold or redeemed our existing portfolio of commercial mortgage backed securities bonds and had substantially ceased to be involved in the investment in commercial mortgage backed securities bonds. In August 1998, we decided to invest in manufactured home communities. In the interim period, we temporarily invested our cash resources in money market and other short-term investments while we were determining which real estate asset class we would re-deploy our capital into. Results of 1998 are not comparable to 1997 results because during 1997, we were in the business of investing in commercial mortgage backed securities bonds. During 1998, our operations were primarily the result of investments in money market accounts and other short-term investments. During the latter half of 1998, we began to invest in manufactured home communities. Accordingly, 1998 activities are unrelated to 1997 activities.

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

CMBS Bonds

Income from CMBS bonds was $161,000 during 1998 compared to $9,172,000 for 1997. The earnings figures for 1998 represent the income from the retained residual interest of the resecuritization of two CMBS bonds. All other income from the CMBS bonds ceased after the sale of the CMBS bonds in November 1997.

General and Administrative Expenses

Our general and administrative expenses were $420,000 in 1998 compared to $519,000 in 1997. General and administrative expenses decreased in 1998 compared to 1997 primarily due to lower accounting and other expenses related to the ownership of CMBS bonds.

Management Fees

During 1998, we incurred Base Fees of $87,000 on investments in manufactured home communities, the retained equity interest from the CMBS bond resecuritization and the investment in Westrec Marina Management, Inc. We incurred no Incentive Fees or Administrative Fees in 1998. During 1997, we incurred management fees of $1,678,000, consisting of Base Fees of $598,000, Incentive Fees of $1,024,000 and Administrative Fees of $56,000. We experienced a large decrease in management fees during 1998 because we do not incur such fees on cash equivalents and short-term investments of our cash resources.

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

CMBS Bonds

Income from CMBS bonds was $9,172,000 during 1997 compared to $9,838,000 in 1996. Earnings from CMBS bonds decreased by $1,138,000 because there were no earnings in November or December 1997 after the sale of the CBMS bond portfolio. This decrease was partially offset by higher income prior to the sale. The income from the CMBS bonds prior to the sale was higher due to the prepayments made in August 1997 on one bond and the earnings on bonds acquired in March 1997 offset by income from the early redemption of two bonds in May 1996 and prepayments made on another bond in 1996.

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

We expect to meet our long-term  liquidity  requirements  in excess of 12 months
through  our  cash  balances,   short-term   investments,   long-term,   secured
borrowings, cash generated by operations and issuance of equity securities.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

   o   fees incurred in connection with property acquisitions; and
   o   nonrecurring costs related to discontinued classes of investments.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity. FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions. Commercial Assets uses FFO in measuring its operating performance because it believes that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company. Also, we believe that other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 1998, our FFO was as follows (in thousands):

                                                                      1998
                                                                      ----

  Net income                                                       $    3,441
  Real estate depreciation                                                 50
  Acquisition fees                                                        124
  Costs related to potential marina investments                           500
                                                                   ----------
  Funds From Operations (FFO)                                      $    4,115
                                                                   ==========

  Weighted average common shares outstanding                           10,357
                                                                   ==========

For 1998, our net cash flows were as follows (in thousands):

                                                                      1998
                                                                      ----

  Cash provided by operating activities                            $    3,705
  Cash used in investing activities                                   (70,524)
  Cash used in financing activities                                    (4,042)

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

Our hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. In addition, we anticipate that any hardware or software that we acquire (including upgrades to existing systems) between now and December 31, 1999 will be Year 2000 compliant.

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration has announced that they will have their systems Year 2000 compliant before January 1, 2000. We have received oral representations from our third party vendors indicating that they are substantially Year 2000 compliant.

We believe that the cost of modification or replacement of our less essential accounting and reporting software and hardware that is not currently compliant with Year 2000 requirements, if any, will not be material to our financial position or results of operations.

Our worst case scenario would be in the event that the U.S. Social Security Administration were unable to process their payments to our tenants, in which case large numbers of our tenants may be unable to pay their rent when due. If this were to occur, we may be unable to continue to service our debt as it becomes due and foreclosure proceedings on our affected properties could be commenced by our lenders. We have no contingency plan with respect to potential Year 2000 related problems. We note, however, that on December 28, 1998, President Clinton publicly announced that the U.S. Social Security Administration would be fully Year 2000 compliant before the end of 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is through our short-term investments and our various debt instruments and borrowings. The following is a list of these short-term investments, debt instruments and borrowing arrangements.

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate ("LIBOR"). Accordingly, changes in interest rates could affect the returns from such investments. If LIBOR decreased immediately by 1%, our annual net income would decrease by $451,000, based on the amount of short-term investments at December 31, 1998. Because we intend to re-deploy our short-term investments by acquiring manufactured home communities during 1999, our primary objective with respect to our short-term investments is to minimize the risk that the principal amount of these investments could decrease. Therefore, we have short-term investments whose principal amount is expected to be less affected by changes in interest rates than other potential investments. The timing and amount of future investments in manufactured home communities will depend on a number of factors. See "Business - Growth and Operating Strategies - Future Acquisitions."

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

Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998, Mr.
Considine  served as our  Co-Chairman  of the Board of  Directors  and  Co-Chief
Executive Officer. Mr. Considine also serves as Chairman of the Board of Directors and Chief Executive Officer of Asset Investors. He is the sole owner of Considine Investment Co, and since July 1994, he has been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company.

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

                          INDEX TO FINANCIAL STATEMENTS

COMMERCIAL ASSETS, INC.                                                    Page


Financial Statements:

   Report of Independent Auditors..........................................  F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1997............  F-3
   Consolidated Statements of Income for the years ended December 31,
     1998, 1997 and 1996...................................................  F-4
   Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996......................................  F-5

   Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1997 and 1996...................................................  F-6
   Notes to Consolidated Financial Statements..............................  F-7

Financial Statement Schedules:

   Schedule III--Real Estate and Accumulated Depreciation.................. F-18
   Schedule IV - Mortgage Loans on Real Estate............................. F-20

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

                                                            /s/ERNST & YOUNG LLP
Denver, Colorado
January 29, 1999

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                     December 31,
                                                             ---------------------------------
                                                                  1998                1997
                                                             ---------------    --------------
ASSETS

Cash and cash equivalents                                       $    3,292         $   74,153
Short-term investments                                              45,066                 --
Real estate, net of accumulated depreciation of $50                 12,628                 --
Investments in participating mortgages                               9,328                 --
Investment in real estate joint venture                              1,280                 --
Investment in and note receivable from Westrec                       4,011              1,710
CMBS bonds                                                           1,739              1,981
Other assets, net                                                      890                304
                                                                ----------         ----------
      Total Assets                                              $   78,234         $   78,148
                                                                ==========         ==========

LIABILITIES

Accounts payable and accrued liabilities                        $      872         $      368
Management fees payable to related parties                             108                 75
                                                                ----------         ----------
                                                                       980                443
                                                                ----------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share,  25,000
  shares authorized;  no shares outstanding                             --                 --

Common stock, par value $.01 per share, 75,000 shares
  authorized; 10,364 and 10,342 shares isued and
  outstanding, respectively                                            104                104

Additional paid-in capital                                          76,874             76,724
Retained earnings                                                      276                877
                                                                ----------         ----------
                                                                    77,254             77,705
                                                                ----------         ----------
      Total Liabilities and Stockholders' Equity                $   78,234         $   78,148
                                                                ==========         ==========




                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                         Year Ended December 31,
                                                                --------------------------------------
                                                                  1998            1997          1996
                                                                ---------      ---------      --------
RENTAL PROPERTY OPERATIONS
Income from participating mortgages and leases                  $     587      $     --       $     --
Depreciation                                                          (50)           --             --
                                                                ---------      --------       --------
Income from property operations                                       537            --             --
                                                                ---------      --------       --------

Interest and other income                                           3,874           945            319
CMBS bonds revenue                                                    161         9,172          9,838
General and administrative expenses                                  (420)         (519)          (805)
Management fees paid to manager                                       (87)       (1,678)        (1,425)
Interest expense                                                       --            --             (2)
Elimination of dividend equivalent rights                              --            --           (966)
Acquisition fees paid to manager                                     (124)           --             --
Costs related to potential marina investments                        (500)           --             --
Gain on sale of bonds                                                  --         5,786             --
                                                                ---------      --------       --------

NET INCOME                                                      $   3,441      $ 13,706      $  6,959
                                                                =========      ========      =========

BASIC AND DILUTED EARNINGS PER SHARE                            $     .33      $   1.32      $     .68
                                                                =========      ========      =========

DIVIDENDS DECLARED PER SHARE:
   Regular dividends                                            $     .39      $    .68      $     .68
   Special dividends                                                   --           .26            .04
   Capital gain dividends                                              --           .17             --
                                                                ---------      --------      ---------
                                                                $     .39      $   1.11      $     .72
                                                                =========      ========      =========

Weighted-Average Common Shares Outstanding                         10,357        10,332         10,247

Weighted-Average Common Shares and Common Share
  Equivalents Outstanding                                          10,372        10,371         10,254



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                                                                       Retained
                                                                                       Earnings
                                                                                     (Dividends In    Accumulated
                                                    Common Stock      Additional       Excess of        Other          Total
                                                    ------------       Paid-In        Accumulated    Comprehensive  Stockholders'
                                               Shares      Amount      Capital         Earnings)        Income         Equity
                                               ------      ------      -------          ---------       ------          ------
BALANCES - DECEMBER 31, 1995                   10,142      $  102    $  75,523         $   (915)        $(4,245)       $  70,465

Comprehensive Income

    Net income                                     --          --           --            6,959              --            6,959
    Unrealized appreciation of CMBS bonds          --          --           --               --             856              856
                                              -------      ------    ---------         --------         -------        ---------
       Comprehensive Income                        --          --           --            6,959             856            7,815
                                              -------      ------    ---------         --------         -------        ---------
Issuance of common stock                          174           1        1,036               --              --            1,037
Dividends                                          --          --           --           (7,398)             --           (7,398)
                                              -------      ------    ---------         --------         -------        ---------
BALANCES - DECEMBER 31, 1996                   10,316         103       76,559           (1,354)         (3,389)          71,919

Comprehensive Income

    Net income                                     --          --           --           13,706              --           13,706
    Reversal of unrealized holding losses upon
      restructuring of bonds
       Comprehensive Income                        --          --           --           13,706           3,389           17,095
                                              -------      ------    ---------         --------         -------        ---------
Issuance of common stock                           26           1          165               --              --              166
Dividends                                          --          --           --          (11,475)             --          (11,475)
                                              -------      ------    ---------          -------         -------        ---------
BALANCES - DECEMBER 31, 1997                   10,342         104       76,724              877              --           77,705
Issuance of common stock                           22          --          150               --              --              150
Net income                                         --          --           --            3,441              --            3,441
Dividends                                          --          --           --           (4,042)             --           (4,042)
                                              -------      ------    ---------         --------         -------        ---------
BALANCES - DECEMBER 31, 1998                   10,364      $  104    $  76,874         $    276         $    --        $  77,254
                                              =======      ======    =========         ========         =======        =========




                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                  Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1998             1997            1996
                                                                      -----------      -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  3,441         $ 13,706        $  6,959
Adjustments to reconcile net income to net cash flows from
   operating activities:
   Amortization of premium/discount on CMBS bonds and short-term
      investments                                                          274           (2,381)         (2,155)
   Accrued income on participating mortgages and leases                   (443)              --              --
   Depreciation                                                             50               --              --
   Gain on sale of bonds                                                    --           (5,786)             --
   Issuance of common stock for dividend equivalent rights                  --               --             941
   Increase in accounts payable and accrued liabilities                    537              216             157
   Decrease (increase) in other assets                                    (154)          (1,327)             18
                                                                      --------         --------        --------
     Net cash provided by operating activities                           3,705            4,428           5,920
                                                                      --------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of short-term investments                                 (91,946)              --              --
Collections on short-term investments                                   30,313               --              --
Proceeds from sale of short-term investments                            16,085               --              --
Investments in participating mortgages, net                             (8,959)              --              --
Purchases of real estate                                               (12,671)              --              --
Capital replacements                                                        (7)              --              --
Investments in Westrec                                                  (2,301)              --              --
Investment in real estate joint venture                                 (1,280)              --              --
Proceeds from restructuring of bonds                                        --           77,693              --
Collections on CMBS bonds                                                  242               --           9,857
Acquisitions of CMBS bonds                                                  --           (4,801)             --
                                                                      --------         --------        --------
     Net cash provided by (used in) investing activities               (70,524)          72,892           9,857
                                                                      --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                          (4,042)         (11,475)         (7,398)
Proceeds from the issuance of Common Stock                                  --               31              --
Paydowns on short-term financing                                            --               --            (700)
                                                                      --------         --------        --------
     Net cash used in financing activities                              (4,042)         (11,444)         (8,098)
                                                                      --------         --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (70,861)          65,876           7,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          74,153            8,277             598
                                                                      --------         --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  3,292         $ 74,153        $  8,277
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

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to resecuritize its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company resecuritized its subordinate CMBS bond portfolio by selling or redeeming its various CMBS bonds. The sale resulted in the Company receiving $77,693,000 cash and retaining a residual interest in an owner trust arising from the resecuritization transaction (see Note H). The Company temporarily invested the proceeds from such sale in government securities and short-term investments until the Company decided what class of assets to reinvest such funds in.

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

Real Estate and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1998, management believes that no impairment losses exist based on periodic reviews. No impairment losses were recognized in 1998.

Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. Maintenance, repairs and minor improvements are expensed as incurred.

Investments in Participating Mortgages

The Company has loans secured by real estate which provide for an interest rate return plus up to 50% of net profits, cash flows and sales proceeds from the underlying real estate. The Company accounts for these investments as loans when
(a) the Company does not have an interest in the borrower and either (b) the borrower has a substantial equity investment in the real estate collateral or
(c) the Company has recourse to other substantial tangible assets of the borrower. As such, the Company records interest income based on the rate provided for in the loan and records its share of any net profits or gains from the sale of the underlying real estate when realized. If the above requirements are not met, then the loan is accounted for as an equity investment in real estate under the equity method of accounting.

Investment in Real Estate Joint Venture

An investment in a real estate joint venture in which the Company does not control the joint venture's activities is accounted for under the equity method of accounting.

Investment in and Note Receivable from Westrec

The Company classifies its investment in and note receivable from Westrec as available-for-sale and carries this at estimated fair value in the financial statements. The Company believes that the contractual amounts provided for in the note receivable and the agreement under which the Company can sell its shares of Westrec common stock approximates fair value at December 31, 1998.

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

Earnings Per Share

Basic earnings per share for 1998, 1997 and 1996 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 15,000, 39,000 and 7,000 in 1998, 1997 and 1996, respectively.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $8,000 in 1996. The Company paid no interest expense in 1998 or 1997.

Non-cash investing and financing activities for 1998, 1997 and 1996 were as follows (in thousands):


                                                                     1998              1997             1996
                                                                   --------          --------         ------
Principal collections on CMBS bonds transferred to restricted
    cash                                                            $    --           $ 6,227          $ 1,214
Unrealized holding gains and losses on CMBS bonds                        --             3,389              856
Issuance of Common Stock for services                                   150               135               --
Distributions of Common Stock pursuant to dividend equivalent
    rights                                                               --                --               96
Issuance of Common Stock as consideration for the elimination
    of dividend equivalent rights                                        --                --              941


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

C.       Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at December 31, 1998 approximates the carrying value of $45,066,000. During 1998, the Company had no unrealized gains (losses) on these investments. The Company had $16,085,000 in proceeds from the sale of short-term investments during 1998 and realized no gains (losses) from such sales. The Company determined its basis in these sold investments using the specific identification method. At December 31, 1998, these investments had the following maturities:

                         Amount              Maturity
                    ------------------    ---------------
                      $10,548,000              2000
                      $14,971,000              2003
                      $19,547,000              2022

D.       Investments in Manufactured Home Communities

During 1998, the Company paid $12,671,000 to acquire two manufactured home communities with approximately 300 developed homesites, 50 sites ready for homes and 940 sites available for future development. These investments are recorded as real estate.

The Company also made $8,959,000 of participating mortgages involving three manufactured home communities and adjacent land involving approximately 340 developed homesites and 210 sites available for future development. These non-recourse mortgages are secured by the three manufactured home communities, adjacent land, commercial real estate, two additional manufactured home communities and one recreational vehicle park. These investments are recorded as participating mortgages.

Finally, the Company invested $1,280,000 in a real estate joint venture involving a manufactured home community with 30 sites available for future development. The Company accounts for this as an investment in real estate joint venture since the other party to the venture controls the activities of the venture.

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


                                                                                     1998                    1997
                                                                                   ----------             ----------
Revenues (income from participating mortgages and leases, interest
    income and CMBS bonds revenues)                                                $    5,375             $    6,693
                                                                                   ==========             ==========

Income before gain on restructuring of bonds                                       $    3,724             $    5,529
Gain on restructuring of CMBS bonds                                                        --                  6,069
                                                                                   ----------             ----------
Net income                                                                         $    3,724             $   11,598
                                                                                   ==========             ==========

Basic and diluted earnings per share                                               $      .36             $     1.12
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

E.       Investments in Participating Mortgages

As of December 31, 1998, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The non-recourse notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in September 2007. The Company also receives additional interest of 50% of the net profits and cash flows from the properties. In addition, as of December 31, 1998, the Company has investments in participating mortgages secured by individual homes and home sites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homesites. The Company also receives additional interest of 50% of the net profits and cash flows from the homesites. As of December 31, 1998, the Company had investments in participating mortgages of $9,328,000 and income of $451,000 from these mortgages during 1998.

The following table provides unaudited summary financial information of the borrower with respect to these participating mortgages for the period from August 1998 (date of participating mortgages) to December 31, 1998 (in thousands):

                                                                     (unaudited)
Rental and other property revenues                                   $      458
Property operation expenses                                                (234)
Depreciation expense                                                        (31)
                                                                     ----------
Income from rental property operations                                      193
                                                                     ----------
Net loss                                                                   (108)

F.       Real Estate

Real estate at December 31, 1998, is as follows (in thousands):

Land                                                                 $    3,798
Land improvements and buildings                                           8,880
                                                                     ----------
                                                                         12,678
Less accumulated depreciation                                               (50)
                                                                     ----------

Investment in real estate, net                                       $   12,628
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

H.     CMBS Bonds

In November 1997, the Company resecuritized its portfolio of retained interests in prior securitizations that are in the form of CMBS bonds. Nine bonds were sold, one bond was redeemed and the remaining two CMBS bonds were resecuritized by transferring the bonds and related restricted cash to an owner trust in which the Company retained a residual interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The Company recorded the resecuritization of its portfolio as a sale. The Company received $77,693,000 in cash proceeds and recorded a $5,786,000 gain from the sale. The Company determined its basis in the CMBS bonds using the specific identification method. The Company paid $426,000 in incentive fees to its manager in connection with the sale. These incentive fees were netted against the gain.

The estimated fair value of the residual interest retained by the Company was $2,000,000. During 1998, the Company received $403,000 of which $242,000 was recorded as a reduction in the net book value of the retained residual interest, resulting in a net book value of $1,739,000 which the Company believes approximates fair market value at December 31, 1998. The Company had no unrealized gains (losses) on its CMBS bonds at December 31, 1998 and 1997. The maturity dates of the CMBS bonds range from 2001 to 2004 and the Company had no sales of CMBS bonds during 1998 or 1996.

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
                                                    ======          ==========

Options granted to date vest over various periods up to two years. As of December 31, 1998, 1997 and 1996, 445,000, 660,000 and 454,000, respectively, of the outstanding options were exercisable. As of December 31, 1998, 1997 and 1996, the weighted average exercise price of exercisable options was $6.22, $6.78 and $6.78, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model with the following weighted average assumptions:


                                                                 1998                 1997                 1996
                                                           ----------------     ----------------     ----------------
Range of risk free interest rate                                 6.0%                 6.2%             6.1% to 7.2%
Expected dividend yield                                          8.0%                 8.0%                 9.8%
Volatility factor of the expected market price of the
   Company's common stock                                       0.280               0.156                 0.150
Weighted average expected life of options                    10.0 years            4.2 years            4.2 years


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                                              1998            1997           1996
                                                                          ------------    ------------    -----------
Pro forma net income                                                        $3,402          $ 13,670       $  6,932
Pro forma basic and diluted earnings per share                              $ 0.33          $   1.32       $   0.68


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

Fees paid to the manager during 1998, 1997 and 1996 were (in thousands):


                                      1998               1997               1996
                                  --------------    ---------------     --------------
Base Fees                            $   87            $    598           $    654
Acquisition Fees                        124                  23                 --
Incentive Fees                           --               1,024                713
Administrative Fees                      --                  56                 58
                                     ------            --------           --------
                                     $  211            $  1,701           $  1,425
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


                                                                           Three Months Ended,
                                                    -----------------------------------------------------------------
                                                     December 31,     September 30,      June 30,         March 31,
                                                     ------------     -------------  --------------  ---------------
1998
--------------------------------------------------- -------------- ----------------- --------------- ----------------
Income from rental property operations                $     390        $    147         $     --         $     --
CMBS bonds                                                   37              40               44               40
Interest and other income                                   767           1,012            1,042            1,053
Net income                                                  967             486              986            1,002
Per share amounts:
   Basic and diluted earnings                               .09             .05              .09              .10
   Regular dividends                                        .13             .13              .13               --
   Stock prices 1
     High                                                 6-1/4           6-7/8                7                7
     Low                                                  5-1/8          5-9/16            6-1/4           6-7/16
Weighted-average common shares outstanding               10,364          10,364           10,359           10,342
Weighted-average common shares and common share
   equivalents outstanding                               10,366          10,373           10,387           10,378

1997
--------------------------------------------------- -------------- ----------------- --------------- ----------------
CMBS bonds revenue                                    $   1,512        $  3,423        $   2,193         $  2,044
Interest and other income                                   734              51               49              111
Gain on restructuring of bonds                            5,786              --               --               --
Net income                                                7,677           2,484            1,810            1,735
Per share amounts:
   Basic and diluted earnings                               .74             .24              .17              .17
   Regular dividends                                        .17             .17              .17              .17
   Special dividends                                        .26              --               --               --
   Capital gains dividends                                  .17              --               --               --
   Stock prices 1
     High                                               7-11/16          7-3/16          6-11/16                7
     Low                                                 6-9/16           6-5/8           6-3/16            6-3/8
Weighted-average common shares outstanding               10,342          10,342           10,326           10,316
Weighted-average common shares and common share
   equivalents outstanding                               10,408          10,381           10,348           10,351
---------------------------------------------------

1     Daily closing prices as reported on the AMEX Composite Tape.

                             Commercial Assets, Inc.

                                  SCHEDULE III

                    Real Estate and Accumulated Depreciation

                                December 31, 1998

                         (In Thousands Except Site Data)


                                                                                                     December 31, 1998
                                                                                    ------------------------------------------------
                                                                           Cost                                     Total
                                                                         Capital-                                    Cost
                                                           Initial Cost    ized        Total Cost                   Net of
                                                        ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                 Number       Buildings    uent         Buildings          lated    lated
                 Date                     Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired  Location      Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 ---------------------------------------------------------------------------------------------------------------------------------
Cypress Greens  1998   Lakeland, FL     1986    107  $  240   $1,129      $7    $  240  $1,136   $1,376    $16   $  1,360  $ --

Riverside       1998   Ruskin, FL       1984  1,186   3,558    7,744      --     3,558   7,744   11,302     34     11,268    --
                                             ------  ------  --------   ------- ------- ------  -------   ----   -------- -------
           Total                              1,293  $3,798   $8,873      $7    $3,798  $8,880  $12,678    $50    $12,628  $ --
                                             ======  ======  ========   ======= ======= ======  ========  ====   ======== =======


                             COMMERCIAL ASSETS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                For the Years Ended December 31, 1998, 1997, 1996

                                 (in thousands)

                                                                                     Year Ended December 31,
                                                                           ---------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          ------
Real Estate

    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Real estate acquisitions                                               12,671               --              --
       Additions                                                                   7               --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $   12,678        $      --         $    --
                                                                          ==========        =========         =======


Accumulated Depreciation

    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Depreciation                                                              (50)              --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $      (50)       $      --         $    --
                                                                          ==========        =========         =======



See Report of Independent Auditors and accompanying notes to consolidated financial statements.

                             COMMERCIAL ASSETS, INC.

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998

                                 (in thousands)


                                                                                                            Principal
                                                                                                            Amount of
                                                                                                              Loans
                                                                                                            Subject to
                                        Final      Periodic                  Face           Carrying        Delinquent
                        Interest       Maturity    Payment     Prior       Amount of        Amount of      Principal or
    Description           Rate          Date        Terms      Liens       Mortgages        Mortgages        Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Fiesta Village             (1)          9/2007        (1)     $   --      $   8,033       $    8,462         $      --
Savanna Club               10%          9/2018        (2)         --            822              828                --
Sun Lake                   10%          9/2018        (2)         --             38               38                --
                                                             ---------  --------------  ---------------  ---------------
                                                              $   --      $   8,893       $    9,328         $      --
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


                             COMMERCIAL ASSETS, INC.

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998

                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                           -------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          --------
    Balance at beginning of period                                        $       --        $      --         $    --

    Additions during period:
       Investments in participating mortgages                                  8,913               --              --
       Accrued interest                                                          371               --              --
       Loan costs                                                                 70               --              --
    Deductions during period:
       Collections of principal                                                  (20)              --              --
       Collections of interest                                                    (2)              --              --
       Amortization of loan costs                                                 (4)              --              --
                                                                          ----------        ---------        --------

    Balance at close of period                                            $    9,328        $      --         $    --
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

               10.9(c) Assignment of Agreement effective as of November 20, 1998, between Community Acquisition & Development Corp. and CAX Riverside, L.L.C. (incorporated herein by reference to Exhibit 10.10(c) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-22262, filed on December 4,
                            1998).

               10.9(d) Riverside Master Lease Agreement, dated as of November 20, 1998, between CAX Riverside, L.L.C. as lessor and Riverside Golf Course Community, L.L.C. as lessee.

               10.10 Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-22262, filed on May 14, 1998).

               10.10(a) Put and Call Agreement dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-22262, filed on March 24, 1999).

               10.10(b) Secured Promissory Note dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit

                            10.10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-22262, filed on March 24,
                            1999).

               10.11 Form of Amended and Restated Promissory Note entered into in connection with investments in mortgages on three manufactured home communities and adjoining land (incorporated herein by reference to Exhibit
                            10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-22262, filed on March 24, 1999).

               10.11(a) Amended and Restated Combination Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement entered into in connection with investments in mortgages on three manufactured home communities and adjoining land (incorporated herein by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-22262, filed on March 24, 1999).

               21.1 List of Subsidiaries (incorporated herein by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-22262, filed on March 24, 1999).

               23.1         Independent Auditors' Consent - Ernst & Young LLP.

               27.1         Financial Data Schedule.

* Management contract or compensatory plan or arrangement.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    OMMERCIAL ASSETS, INC.
                                                    Registrant)



Date: March 8, 2000                                 By   /s/David M. Becker
                                                      ---------------------
                                                       David M. Becker
                                                       Chief Financial Officer