Form 10-Q/A
period 1999-09-30
COMMERCIAL ASSETS INC
filed 2000-03-09
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                  FORM 10-Q/A
                                (Amendment No. 1)

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

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION:

     Item 1.  Condensed Consolidated Financial Statements:

              Balance Sheets as of September 30, 1999 (unaudited) and
                December 31, 1998...........................................   1

              Statements of Income for the three and nine months ended
                September 30, 1999 and 1998 (unaudited).....................   2

              Statements of Cash Flows for the nine months ended September
                30, 1999 and 1998 (unaudited)...............................   3

              Notes to Financial Statements (unaudited).....................   4

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............  12


PART II.   OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K..............................  27


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
                                                                                         ==========         ==========

            See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                   1999           1998             1999          1998
                                                                   ----           ----             ----          ----
Rental property operations
Rental and other property revenues                               $   945        $     --         $ 1,382       $     --
Income from participating mortgages and leases                       455             151           1,645            151
Property operating expenses                                         (428)             --            (602)            --
Depreciation                                                        (465)             (4)           (786)            (4)
                                                                --------        --------        --------       --------
Income from rental property operations                               507             147           1,639            147
                                                                --------        --------        --------       --------

Interest and other income                                            349           1,012           1,570          3,107
Interest expense                                                     (61)             --            (119)            --
General and administrative expenses                                 (131)           (129)           (404)          (303)
Related-party management fees                                       (181)            (23)           (375)           (40)
Equity in earnings of Asset Investors                                 10              --              15             --
CMBS bonds revenue                                                    38              40             115            124
Related-party acquisition fees                                        (3)            (61)           (197)           (61)
Reincorporation expenses                                            (120)             --            (120)            --
Costs related to abandonment of potential marina investments          --            (500)             --           (500)
                                                                --------        ---------       --------       ---------

Net income                                                      $    408        $    486        $   2,124      $  2,474
                                                                =========       ========        =========      ========

Basic and diluted earnings per share                            $   0.04        $   0.05        $   0.20       $   0.24
                                                                ========        ========        ========       ========

Weighted average common shares outstanding                        10,325          10,364          10,350         10,355

Weighted average common shares and common share equivalents
   outstanding                                                    10,325          10,373          10,350         10,378

Dividends paid per share                                        $   0.13        $   0.13        $   0.39       $   0.26
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

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company resecuritized its subordinate CMBS bond portfolio. The sale resulted in the Company receiving $77,693,000 cash and retaining a residual interest in an owner trust arising from the resecuritization transaction (see Note J). In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of September 30, 1999 has invested approximately $65 million in 11 manufactured home communities and adjoining land with 1,770 developed homesites and 1,370 undeveloped homesites.

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

C.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999, for the three and nine month periods then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the

Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1998.

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

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of September 30, 1999, management believes that no impairment losses exist based on periodic reviews. No impairment losses were recognized in the three and nine months ended September 30, 1999 and 1998.

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

Investment in and Note Receivable from Westrec

The Company classifies its investment in and note receivable from Westrec as available-for-sale and carries this at estimated fair value in the financial statements. The Company believes that the contractual amounts provided for in the note receivable and the agreement under which the Company can sell its shares of Westrec common stock approximates fair value at September 30, 1999.

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

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 9,000 and 23,000 shares for the three and nine months ended September 30, 1998, respectively. There were no dilutive, unexercised stock options for the three and nine months ended September 30, 1999.

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

Non-cash operating, investing and financing activities for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):


                                                                                 1999                   1998
                                                                             -------------          ------------
Accrued initial capital expenditures on real estate purchases                  $    400               $     --
Issuance of Common Stock for services                                               144                    150
Escrow of long-term debt proceeds                                                   300                     --
Acquisitions of real estate by:
    Issuance of note payable                                                      4,519                     --
    Assumption of debt and minority interest in subsidiaries                      4,243                     --
    Cancellation of participating mortgages                                       8,978                     --

E.           Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at September 30, 1999 approximates the carrying value of $13,334,000. During the nine months ended September 30, 1999, the Company had $22,411,000 in proceeds from the sale of short-term investments and realized no gain (loss) from such sales. The Company determined its basis in the sold investments using the specific identification method.

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

G.           Investments in Participating Mortgages

In August 1998, the Company made investments in participating mortgages secured by three manufactured home communities and adjoining land. The non-recourse notes accrued interest at 15% per annum and paid interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans were scheduled to mature in 2007 and 2008. The Company also received additional interest equal to 50% of the net profits and cash flows from the properties. In August 1999, the Company purchased the three communities and adjoining land by canceling the participating mortgages and releasing additional collateral pledged on the mortgages.

The Company also has investments in participating mortgages secured by individual homes and homesites within two manufactured home communities. These non-recourse mortgages accrue interest at 10% and pay interest from the cash flows from the homes and homesites. The Company also receives additional interest equal to 50% of the net profits and cash flows from the homes and homesites.

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

Summarized financial information of Asset Investors as reported by Asset Investors is (in thousands):

                                                                                  September 30,         December 31,
Balance Sheets                                                                        1999                  1998
                                                                                ------------------     ----------------
Real estate                                                                        $  109,543             $   98,563
Investments in participating mortgages                                                 20,622                 27,604
Investment in Commercial Assets                                                        19,741                 20,706
Cash and cash equivalents                                                               1,604                  1,426
Other assets                                                                            8,068                  9,927
                                                                                   ----------             ----------
Total assets                                                                          159,578                158,226
Secured long-term notes payable                                                        54,456                 40,506
Secured short-term financing                                                            1,000                 10,500
Other liabilities                                                                       4,060                  2,935
Minority interest                                                                      15,386                 25,649
                                                                                   ----------             ----------
Stockholders' equity                                                               $   84,676             $   78,636
                                                                                   ==========             ==========






                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                   1999           1998             1999          1998
                                                                   ----           ----             ----          ----
Rental and other property revenues                              $  3,822        $   3,280       $  11,075      $  7,132
Income from participating mortgages                                  688              801           2,302         2,348
Property operating expenses                                       (1,341)          (1,212)         (3,991)       (2,812)
Depreciation                                                        (983)            (874)         (2,827)       (1,762)
                                                                --------        ---------       ---------      --------
Income from rental property operations                             2,186            1,995           6,559         4,906
                                                                --------        ---------       ---------      --------

Property management income, net                                       54               39             158           122
Management fees from Commercial Assets                               134               65             418            75
Equity in earnings of Commercial Assets                              154              154             714           688
Amortization of management contracts                                (689)            (689)         (2,067)       (2,205)
General and administrative expenses                                 (389)            (373)         (1,098)       (1,031)
Interest and other income                                            124               75             227           677
Interest expense                                                    (955)            (914)         (2,853)       (1,390)
Income from operations                                               619              352           2,058         1,842
Nonrecurring revenues (expenses), net                                 80           (2,092)            105        (2,092)
Minority interest                                                   (106)             372            (341)           54
                                                                --------        ---------       ---------      --------
Net income (loss)                                               $    593        $  (1,368)      $   1,822      $   (196)
                                                                ========        =========       =========      ========

J.           CMBS Bonds

In November  1997,  the Company sold its  portfolio of CMBS bonds and retained a residual interest in the owner trust used in the sale. Since the residual interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company valued the equity interest at its then estimated fair value of $2,000,000. During the nine months ended September 30, 1999 and 1998, the Company received $141,000 and $310,000, respectively, of which $78,000 and $186,000, respectively, was recorded as a reduction in the net book value of the retained residual interest. The net book value at September 30, 1999 is $1,714,000 which the Company believes approximates fair value. The Company had no sales of CMBS bonds during the three and nine months ended September 30, 1999 and 1998.

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

Manager

Our daily  operations  are  performed  by a  manager  pursuant  to a  management agreement currently in effect through December 31, 1999. The manager also identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed that we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Following our investment of $50 million, the two companies will make a determination with respect to each acquisition on a case-by-case basis. Asset Investors may acquire communities if a material portion of the purchase price is paid for in units of limited partnership in Asset Investors Operating Partnership referred to as "OP Units" or Asset Investors' common stock. As of September 30, 1999, we have invested approximately $65 million in manufactured home communities and, therefore, we and Asset Investors will make a determination with respect to each acquisitions on a case-by-case basis.

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
                                               ========            ======            ========             ======

Prior to 1999, the Incentive Fee was based on REIT income instead of FFO. The Incentive Fee for 1999 is calculated the same way as in 1998 except that our FFO, less an annual capital replacement reserve of at least $50 per developed homesite, replaces REIT income in the calculation because we believe this is a better measure of our economic profitability and, therefore, is a more appropriate incentive for Asset Investors even if increased management fees result.

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

The following table sets forth the states in which the communities in which we held an interest on September 30, 1999 are located:


                                                               Number of Homesites
                              Number of             ------------------------------------------
                             Communities               Developed               Undeveloped
                          ------------------        ---------------- ------ ------------------
Arizona                           6                         925                      310
Florida                           4                         842                    1,037
California                        1                          --                       30
                                ---                       -----                  -------
   Total                         11                       1,767                    1,377
                                ===                       =====                  =======

The following table sets forth information regarding each manufactured home community in which we own an interest:


                                                                                     Average
                                                                                     Monthly
                                                         Developed                     Rent         Undeveloped
   Community                     Location                Homesites     Occupancy     per Site        Homesites
--------------------------------------------------------------------------------------------------------------------
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


Participating Mortgage and Joint
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
                                                      ==============================================================

(1) We have leased this community to a third party under a long-term lease in which we receive a base rent plus 50% of any profits from the community.
(2) We intend to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.
(3)    We own individual homes and homesites within this community.

10% Owned Properties. At September 30, 1999, we owned two manufactured home communities which each exceeded 10% of our total assets. The first property, known as Riverside Club, is located in the Tampa, Florida region and was purchased in November 1998. The property has 220 developed homesites which are 100% occupied, 24 sites ready for homes and approximately 940 sites available for future development. The property offers residents a range of amenities including:

   o   a 9-hole golf course,
   o   swimming pool,
   o   tennis courts,
   o   clubhouse, and
   o   marina.

The developed homesites are leased to the owner of the home located on each homesite. The leases are annual leases and can be renewed by the tenant provided that he or she complies with the rules and regulations of the property and pays the required rent. At September 30, 1999, the average monthly rent for a homesite was approximately $400. We can increase rent based on either (a) rents charged by comparable properties in the surrounding area or (b) increases in our costs associated with the property. The cost of the property has been allocated as follows:

   o   $3,558,000 to land and
   o   $7,820,000 to buildings and land improvements.

We depreciate buildings and land improvements over 25 years using the straight line method. For federal income tax purposes, we depreciate buildings over 40 years and land improvements over 15 years using the straight line method for both categories. At September 30, 1999, our net book value in this property was $11,137,000 which is approximately the same as our basis in the property for federal income taxes. Annual real estate taxes for this property are approximately $180,000 at a 2.5% realty tax rate. Estimated realty taxes on future improvements are expected to have a similar tax rate.

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

In September 1999, we borrowed $5,500,000 in the form of a non-recourse, fully amortizing mortgage secured by 221 developed and 23 undeveloped homesites located at this property. This indebtedness has a 6.7% interest rate and is repayable in 240 equal monthly installments of principal and interest through October 2019. The current principal amount of the mortgage indebtedness at September 30, 1999 is $135,000. The mortgage indebtedness may not be prepaid for the first five years. During years 6-10, the mortgage indebtedness may be prepaid in full, but we will be required to pay an amount sufficient to allow the lender to realize a 6.7% return for the remainder of the term of the mortgage indebtedness based on the difference between 6.7% and the then interest rate on a U.S. Treasury Note or Bond for a similar period of time. The mortgage indebtedness may be prepaid in full during years 11-20 provided we pay a prepayment penalty based on the outstanding principal of the mortgage indebtedness as follows:

                                                 Prepayment
                       Year(s)               Penalty Percentage
                       -------               ------------------
                       11-12                         5%
                       13                            4%
                       14                            3%
                       15                            2%
                       16-20                         1%

See financial statements included elsewhere in our Quarterly Report on Form 10-Q for additional information about our indebtedness.

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

The other property which exceeded 10% of our total assets is known as Rancho Mirage and is located in the Phoenix, Arizona region. This property was purchased in May 1999 and has 312 developed homesites which are 100% occupied. The property offers residents a range of amenities including:

   o   a 6-hole pitch-and-putt golf course;
   o   swimming pool;
   o   tennis courts; and
   o   clubhouse.

The developed homesites are leased to the owner of the home located on each homesite. The leases are annual leases and can be renewed by the tenant provided that he or she complies with the rules and regulations of the property and pays the required rent. At September 30, 1999, the average monthly rent for a homesite was approximately $175. We can increase rent based on rents charged by comparable properties in the surrounding area. The cost of the property has been allocated as follows:

   o   $930,000 to land and
   o   $10,897,000 to buildings and land improvements.

We depreciate buildings and land improvements over 25 years using the straight line method. For federal income tax purposes, we depreciate buildings over 40 years and land improvements over 15 years using the straight line method for both categories. At September 30, 1999, our net book value in this property was $11,682,000 which is approximately the same as our basis in the property for federal income taxes. Annual real estate taxes for this property are approximately $30,000 at a 0.6% realty tax rate. Estimated realty taxes on future improvements are expected to have a similar tax rate. We do not intend to further develop this property in the future.

Other Owned Properties. At September 30, 1999, we owned eight additional manufactured home communities containing 1,222 developed homesites and 548 undeveloped homesites. These properties contain, on average, 153 developed homesites, with the largest property containing 290 developed homesites. These properties offer residents a range of amenities, including swimming pools, clubhouses and tennis courts.

At September 30, 1999, three of these properties are encumbered by mortgage indebtedness totaling $12,628,000. These properties represent 46% of our developed homesites. The three properties securing our mortgage indebtedness have a combined net book value of $27,104,000 and the indebtedness has a weighted average interest rate of 7.2%. The current principal amount of our mortgage indebtedness is $955,000. See our financial statements included elsewhere in our Quarterly Report on Form 10-Q for additional information about our indebtedness.

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

CMBS Bonds

Income from CMBS bonds during the three and nine months ended September 30, 1999 was $38,000 and $115,000 and is comparable to the same periods in 1998. This income is from our retained residual interest in two CMBS bonds.

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

We had long-term debt of $17,039,000 at September 30, 1999 and expect to meet our long-term liquidity requirements in excess of 12 months through our cash and short-term investment balances, long-term secured borrowings, cash generated by operations and issuance of equity securities.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

   o property acquisition fees that were expensed under generally accepted accounting principles because the fees were paid to Asset Investors, an affiliate; and
   o nonrecurring costs related to the abandonment of potential marina investments.

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

For the three and nine months ended September 30, 1999 and 1998, our FFO was (in thousands):


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                            ----------------------------------    -----------------------------------
                                                 1999               1998               1999                1998
                                            ---------------    ---------------    ---------------     ---------------
Net income                                      $   408            $   486            $ 2,124             $ 2,474
Real estate depreciation                            465                  4                786                   4
Real estate acquisition fees                          3                 61                197                  61
Costs related to abandonment of potential
   marina investments                                --                500                 --                 500
Equity in Asset Investors' adjustments
   for FFO                                           29                 --                 43                  --
                                                -------            -------            -------             -------
Funds From Operations (FFO)                     $   905            $ 1,051            $ 3,150             $ 3,039
                                                =======            =======            =======             =======

Weighted average common shares outstanding       10,325             10,364             10,350              10,355
                                                =======            =======            =======             =======

For the nine months ended September 30, 1999 and 1998, net cash flows were as follows (in thousands):



                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  -----------------------------------
                                                                                       1999                1998
                                                                                  ---------------     ---------------
Cash provided by operating activities                                                $  2,671           $   2,479
Cash used in investing activities                                                      (6,207)            (71,296)
Cash provided by (used in) financing activities                                         5,320              (2,695)

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

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate or "LIBOR". Accordingly, changes in interest rates could affect the returns from such investments. If LIBOR decreased immediately by 1%, our annual net income would decrease by $133,000, based on the amount of short-term investments at September 30, 1999. Because we intend to re-deploy our short-term investments by acquiring manufactured home communities during 1999 and 2000, however, our primary objective with respect to our short-term investments is to minimize the risk that the principal amount of these investments could decrease. Therefore, we have short-term investments whose principal amount is expected to be less affected by changes in interest rates than other potential investments. The timing and amount of such investments will depend on a number of factors. See "Item 2. - Business - Growth and Operating Strategies - Future Acquisitions."

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

                                                       COMMERCIAL ASSETS, INC.
                                                       (Registrant)


Date:  March 8, 2000                                    By  /s/ David M. Becker
                                                        ------------------------
                                                         David M. Becker
                                                         Chief Financial Officer