Form 10-K
period 1999-12-31
COMMERCIAL ASSETS INC
filed 2000-03-30
CIK 910675

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

(Mark one)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   X        SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                          Commission file number 1-2262

                             COMMERCIAL ASSETS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                 84-1501789
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

     3410 Galena Street, Suite 210                         80231
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

         As of March 17 2000, 10,368,029 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the Common Stock on that date as reported on the American Stock Exchange, Inc.) held by non-affiliates was approximately $36,000,000.

                       Documents Incorporated by Reference
         Portions of the proxy statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                             COMMERCIAL ASSETS, INC.

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1999

Item                                                                        Page
                                     PART I
1.   Business................................................................  1
          Company Background.................................................  1
          Proposed Merger with Asset Investors...............................  2
          Industry Background................................................  2
          Financial Information about Industry Segments......................  3
          Growth and Operating Strategies....................................  3
          Manager............................................................  5
          Competition........................................................  6
          Taxation of the Company............................................  6
          Regulations........................................................  7
          Insurance..........................................................  8
          Capital Resources..................................................  8
          Restrictions on and Redemptions of Common Stock....................  8
          Employees..........................................................  9

2.   Properties..............................................................  9

3.   Legal Proceedings....................................................... 12

4.   Submission of Matters to a Vote of Security Holders..................... 13

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters... 13

6.   Selected Financial Data................................................. 14

7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................. 15
          Results of Operations.............................................. 15
          Liquidity and Capital Resources.................................... 18
          Funds From Operations.............................................. 18
          Year 2000 Compliance............................................... 19

7a.  Quantitative and Qualitative Disclosures About Market Risk.............. 20

8.   Financial Statements and Supplementary Data............................. 21

9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.................................................. 21

                                    PART III

10.  Directors and Executive Officers of the Registrant...................... 21

11.  Executive Compensation.................................................. 24

12.  Security Ownership of Certain Beneficial Owners and Management.......... 26

13.  Certain Relationships and Related Transactions.......................... 26

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 28




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

In this report, the words "the Company," "we," "our" and "us" refer to Commercial Assets, Inc., a Delaware corporation, and our predecessor, Commercial Assets, Inc., a Maryland corporation and, where appropriate, our subsidiaries.

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

Prior to 1998, we owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). CMBS bonds generally are debt instruments that are backed by mortgage loans on commercial real estate. The principal and interest payments on the underlying mortgage assets are allocated among the several classes or "tranches" of a series of CMBS bonds. Our subordinate tranches of CMBS bonds included "first-loss" tranches, which bore the most risk in the event of a default on the underlying mortgages and provided credit support for the more senior tranches. In 1997, we decided to redeploy our assets into other types of real estate investments in order to reduce the risk of our portfolio. We resecuritized our CMBS bonds in November 1997 from which we received $77.7 million in cash and a small residual interest in two CMBS bonds. During most of 1998, we invested our funds in short-term government securities and other short-term investments pending our decision as to the type of real estate assets in which we would invest.

In the third quarter of 1998, we decided to acquire interests in manufactured home communities. As of December 31, 1999, we held interests as owner, ground lessor or mortgage lender (including participating mortgages) in 12 manufactured home communities with a total of 1,840 developed homesites (sites with homes in place) and 1,370 undeveloped homesites. We expect to continue acquiring interests in manufactured home communities during 2000.

Our principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and our telephone number is (303) 614-9410.

Proposed Merger with Asset Investors

In August 1999, we agreed to merge with Asset Investors. Asset Investors has agreed to issue 0.4075 shares of its common stock for each share of our common stock. Alternatively, our stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of our common stock with any remaining shares of our common stock receiving 0.4075 shares of Asset Investors common stock. Asset Investors and the officers and directors of Asset Investors and Commercial Assets have agreed to elect to receive Asset Investors common stock for all shares of our common stock that they own. The merger requires the approval by a majority of the outstanding shares of Asset Investors common stock and two-thirds of the outstanding shares of our common stock. Asset Investors owns 27% of our common stock and has agreed to vote these shares in favor of the merger. The stockholders meetings for both companies to vote on the merger are expected to occur during the second quarter of 2000.

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

The owner of a home in our communities leases from us the site on which the home is located. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute. In some circumstances, we offer a four-year lease, as required by statute, and a 99-year lease to tenants in order to enable the tenant to have some of the benefits an owner of real property enjoys, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indexes, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. This reserve is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

o property acquisition fees paid to Asset Investors which were expensed under generally accepted accounting principles because Asset Investors is an affiliate; and
o nonrecurring costs related to the abandonment of potential marina investments.

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

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-part homesite development;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o        using debt leverage to increase our financial returns;
o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortizing debt instead of higher cost, short term debt;
o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
o reducing our exposure to downturns in regional real estate markets by diversifying our portfolio of communities since substantially all of our properties are in Florida and Arizona; and
o        recruiting and retaining capable community management personnel.

Future Acquisitions

In 1998, when we decided to enter the manufactured home community business, we began to implement a business plan which called for the investment of our capital in the acquisition of manufactured home communities. We have focused on identifying acquisition opportunities that we believe provide returns that are accretive to our stockholders. During 1998, we invested $23 million in manufactured home communities (including participating mortgages and real estate joint ventures). We invested an additional $47 million in manufactured home communities during 1999. We plan on continuing to acquire manufactured home communities during 2000.

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

From August 1998 through December 1999, we invested $70 million to acquire interests in 12 manufactured home communities (including participating mortgages and real estate joint ventures) that are located in Arizona, Florida and California. These communities have a total of 1,840 developed homesites (sites with homes in place) and 1,370 undeveloped homesites.

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

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 1999, we held interests in six communities with 1,370 undeveloped homesites.

Manager

Our daily operations are performed by a manager pursuant to a management agreement currently in effect through December 31, 2000. The manager identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and

Asset Investors are involved in the same industry. The two companies agreed we shall invest at least $50 million in manufactured home communities before Asset Investors makes any additional acquisitions of manufactured home communities. Thereafter, the two companies will make a determination with respect to each acquisition on a case-by-case basis. At December 31, 1999, we have invested approximately $70 million in manufactured home communities (including participating mortgages and real estate joint ventures). Therefore, the two companies are determining acquisitions on a case-by-case basis.

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

During 1999, we paid $565,000 in Base Fees and $205,000 in Acquisition Fees to Asset Investors. We paid $87,000 in Base Fees and $124,000 in Acquisition Fees during 1998. We did not pay any Incentive Fees in 1999 or 1998. For 1999, the management agreement relating to the Incentive Fee was amended to provide that such fee was based on our FFO, less an annual capital replacement reserve of at least $50 per developed homesite, instead of REIT income as was the case in 1998. The change was made because we believe this is a better measure of our economic profitability and would, therefore, be a more appropriate incentive for Asset Investors even if increased management fees result. The management agreement has been extended to December 31, 2000 with the same terms as those used in 1999. The management agreement will terminate if our merger with Asset Investors occurs.

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

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. As we previously mentioned, many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or we could be forced to pay damages to private litigants. We have made those changes required by the ADA which we believe are appropriate, and we believe that our properties are in compliance with the requirements of the ADA. We believe that any further costs related to ADA compliance can be covered by cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

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

Without further stockholder approval, we are authorized to issue up to 75,000,000 shares of common stock. As of March 17, 2000, 10,368,029 shares of common stock were outstanding. Future offerings of common stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the common stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors.

In addition, the Board of Directors is authorized to issue 25,000,000 shares of preferred stock, par value $.01 per share. Depending on the terms set by the Board of Directors, the authorization and issuance of preferred stock could adversely affect existing stockholders. The effects on existing stockholders could include, among other things, dilution of ownership interests, restrictions on dividends to be issued on common stock and preferences to holders of a new class of stock in the distribution of assets upon liquidation. We do not presently intend to issue preferred stock during 1999. As of March 17, 2000, we have not authorized or issued additional classes of stock.

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

Our Certificate of Incorporation empowers the Board of Directors, at its option, to redeem shares of common stock or to restrict transfers of shares to comply with the requirements described above. The redemption price we would pay if the Board of Directors exercises this option to redeem shares would be the fair market value of the common stock as reflected in the latest quotations on the American Stock Exchange. Our Certificate of Incorporation also provides that if anyone acquires shares of our common stock in a manner or in a volume that would result in our disqualification as a REIT under the Code, that acquisition is deemed void to the fullest extent permitted under the law and the acquirer will be deemed never to have had an interest in the shares. Furthermore, if a transaction is determined to be void or invalid, the acquirer may be deemed to have acted as agent on our behalf in acquiring such shares and may be deemed to hold such shares on our behalf.

Each stockholder is required, upon demand, to disclose to the Board of Directors in writing any information with respect to the direct and indirect ownership of shares of our common stock as the Board of Directors deems necessary or prudent in order to protect our tax status.

Employees

Pursuant to the management agreement, the manager provides all personnel necessary to conduct our regular business. Consequently, we have no employees. Certain employees of Assets Investors, the manager, serve as our officers.

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Arizona and Florida. We hold interests in these communities as owner, ground lessor or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on December 31, 1999 are located:


                                                                         Number of Sites
                                                              --------------------------------------
                                         Number of
                                        Communities             Developed             Undeveloped
                                      -----------------       ---------------       ----------------
              Arizona                         7                       982                   310
              Florida                         4                       854                 1,031
              California                      1                        --                    30
                                            ---                     -----                ------
                 Total                       12                     1,836                 1,371
                                            ===                     =====                ======



The following table sets forth information regarding each manufactured home community in which we own an interest:


                                                                         Average
                                                                         Monthly
                                              Developed                    Rent        Undeveloped        Year
   Community                Location          Homesites     Occupancy     per Site      Homesites      Developed
--------------------------------------------------------------------------------------------------------------------
Owned Communities
  Casa Encanta      Mesa, AZ                      106          97%          $345             -- (1)       1970
  Cypress Greens    Lakeland, FL                   88          98            188              19          1986
  Desert Harbor     Apache Junction, AZ           103         100            203             104          1997
  Fiesta Village    Mesa, AZ                      170          94            274             206 (1)      1962
  La Casa Blanca    Apache Junction, AZ           198         100            150              --          1993
  Lakeshore Villas  Tampa, FL                     290          96            323              --          1972
  Rancho Mirage     Apache Junction, AZ           312         100            174              --          1994
  Riverside         Ruskin, FL                    223          99            397             767          1984
  Royal Palm        Haines City, FL               233          98            216             217          1971
  Southern Palms    Mesa, AZ                       36         100            208             -- (1)       1961
                                            ----------------------------------------------------------
      Subtotal                                  1,759          98            252           1,313
                                            ----------------------------------------------------------

Participating Mortgage and Joint
    Venture Communities
  Savanna Club (2)  Port St. Lucie, FL             20         100            154              23          1999
  Sun Lake (2)      Grand Island, FL               --          --             --               5          1980
  Cannery Village   Newport Beach, CA              --          --             --              30 (3)      1999
  White Sands       Apache Junction, AZ            57          96            208              --          1984
                                            ----------------------------------------------------------
      Subtotal                                     77          97            194              58
                                            ----------------------------------------------------------
Total Communities                               1,836          98%          $250           1,371
                                            ==========================================================

1 We intend to redevelop the Fiesta Village, Casa Encanta, and Southern Palms communities along with adjoining vacant land. The combined redevelopment will result in the additional 206 spaces.
2 We hold notes receivable secured by individual homes and homesites within this community.
3        This community is currently being redeveloped.


10% Owned Properties. At December 31, 1999, we owned two manufactured home communities which each exceeded 10% of our total assets. The first property, known as Riverside Club, is located in the Tampa, Florida region and was purchased in November 1998. The property has 223 developed homesites which are 99% occupied and 767 undeveloped homesites. The property offers residents a range of amenities including:

o        a 9-hole golf course,
o        swimming pool,
o        tennis courts,
o        clubhouse, and
o        marina.

The developed homesites are leased to the owner of the home located on each homesite. The leases are annual leases and can be renewed by the tenant provided that he or she complies with the rules and regulations of the property and pays the required rent. At December 31, 1999, the average monthly rent for a homesite was $397. We can increase rent based on either (a) rents charged by comparable properties in the surrounding area or (b) increases in our costs associated with the property. The cost of the property has been allocated as follows:

o        $3,558,000 to land and
o        $7,866,000 to buildings and land improvements.

We depreciate buildings and land improvements over 25 years using the straight line method. For federal income tax purposes, we depreciate buildings over 40 years and land improvements over 15 years using the straight line method for both categories. At December 31, 1999, our net book value in this property was $11,080,000 which is approximately the same as our basis in the property for federal income taxes. Annual real estate taxes for this property are approximately $180,000 at a 2.5% realty tax rate. Estimated realty taxes on future improvements are expected to have a similar tax rate.

Effective November 1998, we leased this property to a third party for 50 years. The lease provides for an initial annual rent payment of $890,000, increasing by 4% per annum. As additional homesites are developed, the annual lease payment increases by an amount equal to 10% of the costs incurred in developing the homesites. In addition, we received additional rent equal to 50% of the lessee's net cash flow from the property and 50% of any sales proceeds in excess of our historical cost of the property and subsequent improvements. Effective January 1, 2000, we terminated the lease in exchange for the cancellation of $186,000 of loans to the lessee.

In September 1999, we borrowed $5,500,000 in the form of a non-recourse, fully amortizing mortgage secured by 221 developed and 23 undeveloped homesites located at this property. This indebtedness has a 6.7% interest rate and is repayable in 240 equal monthly installments of principal and interest through October 2019. The principal amount of the mortgage indebtedness payable in 2000 is $137,000. The mortgage indebtedness may not be prepaid for the first five years. During years 6-10, the mortgage indebtedness may be prepaid in full, but we will be required to pay an amount sufficient to allow the lender to realize a 6.7% return for the remainder of the term of the mortgage indebtedness based on the difference between 6.7% and the then interest rate on a U.S. Treasury Note or Bond for a similar period of time. The mortgage indebtedness may be prepaid in full during years 11-20 provided we pay a prepayment penalty based on the outstanding principal of the mortgage indebtedness as follows:

                                                Prepayment
                                                 Penalty
                     Year(s)                    Percentage
                     -------                    ----------
                     11-12                         5%
                     13                            4%
                     14                            3%
                     15                            2%
                     16-20                         1%

See financial statements included elsewhere in this report on Form 10-K for additional information about our indebtedness.

We intend to further develop this property over the next five to ten years. The development is expected to include development of the undeveloped homesites plus the completion of the golf course into an 18-hole course. The estimated cost to fully develop the property is $8 million. We expect to finance the development with our existing cash and short-term investments, proceeds from secured long-term notes payable on our various properties and cash flow from our operations.

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

The developed homesites are leased to the owner of the home located on each homesite. The leases are annual leases and can be renewed by the tenant provided that he or she complies with the rules and regulations of the property and pays the required rent. At December 31, 1999, the average monthly rent for a homesite was approximately $174. We can increase rent based on rents charged by comparable properties in the surrounding area. Effective January 1, 2000, the average monthly rent was increased to $295. The cost of the property has been allocated as follows:

o        $930,000 to land and
o        $10,987,000 to buildings and land improvements.

We depreciate buildings and land improvements over 25 years using the straight line method. For federal income tax purposes, we depreciate buildings over 40 years and land improvements over 15 years using the straight line method for both categories. At December 31, 1999, our net book value in this property was $11,627,000 which is approximately the same as our basis in the property for federal income taxes. Annual real estate taxes for this property are approximately $30,000 at a 0.6% realty tax rate. Estimated realty taxes on future improvements are expected to have a similar tax rate. We do not intend to further develop this property in the future.

Other Owned Properties. At December 31, 1999, we owned eight additional manufactured home communities containing 1,224 developed homesites and 546 undeveloped homesites. These properties contain, on average, 153 developed homesites, with the largest property containing 290 developed homesites. These properties offer residents a range of amenities, including swimming pools, clubhouses and tennis courts.

At December 31, 1999, four of these properties are encumbered by mortgage indebtedness totaling $14,964,000. These properties represent 43.4% of our developed homesites. The four properties securing our mortgage indebtedness have a combined net book value of $24,246,000 and the indebtedness has a weighted average interest rate of 7.5%. The principal amount of our mortgage indebtedness payable in 2000 is $1,081,000. See our financial statements included elsewhere in this report on Form 10-K at December 31, 1999 for additional information about our indebtedness.

Item 3.  Legal Proceedings.

In September 1999, four of our stockholders, individually and as purported representatives of all of our stockholders, except Asset Investors and its affiliates, filed three purported class action lawsuits in the Court of Chancery in the State of Delaware against us and the members of the board of directors and specified officers of us and Asset Investors. These lawsuits alleged that the defendants breached their fiduciary duties to our stockholders in connection with our proposed merger with Asset Investors on the terms then proposed and our recent reincorporation from Maryland to Delaware. In October 1999, the plaintiffs filed an amended complaint. In November 1999, the Court of Chancery approved consolidation of these lawsuits as a single lawsuit.

In March 2000, the parties entered into a settlement agreement. The settlement agreement specified that we and Asset Investors would amend the merger agreement in the following respects:

o our stockholders, other than Asset Investors and the officers and directors of Asset Investors and Commercial Assets, may elect to receive $5.75 per share in cash, subject to proration, for up to 3,549,868 shares of our common stock as opposed to .4075 shares of Asset Investors common stock; and
o the percentage of votes of our common stock necessary to approve the merger was increased from a simple majority to two-thirds.

The settlement agreement is subject to the approval of the Court of Chancery. If approved by the Court of Chancery, the settlement agreement will release the defendants from further liability relating to the merger.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the AMEX under the symbol "CAX." The high and low closing sales prices of the shares of common stock as reported in published financial sources and certain dividend information for the periods indicated were as follows:
                                                                      Regular
                                                                     Dividends
                                     High              Low            Declared
                                     ----              ---            --------
   1999
      First Quarter               $ 6-1/16          $  4-15/16         $  .13
      Second Quarter               5-13/16               4-7/8            .13
      Third Quarter                5-11/16             4-15/16            .13
      Fourth Quarter                 5-3/8               4-1/8            .13

   1998
      First Quarter               $   7             $   6-7/16         $   --
      Second Quarter                  7                  6-1/4            .13
      Third Quarter                  6-7/8              5-9/16            .13
      Fourth Quarter                 6-1/4               5-1/8            .13

As of March 17, 2000, 10,368,029 shares of common stock were issued and outstanding and were held by 1,210 stockholders of record. We estimate there were an additional 10,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

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

On April 20, 1999, 28,500 shares of common stock were issued to non-executive directors in lieu of annual director fees as a private placement of our securities. The $5-1/16 per share value was equal to the closing stock price on April 20, 1999.

Item 6.  Selected Financial Data.

Our selected financial data, set forth below, has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, is included elsewhere in this report on Form 10-K.

Balance Sheet and Operating Data (in thousands, except per share data):


                                                                              December 31,
                                                    ------------------------------------------------------------------
                                                      1999          1998           1997          1996          1995
                                                    ----------    ----------     ---------     ---------     ---------
Real estate, before accumulated depreciation        $ 65,602      $ 12,678       $     --      $     --      $     --
Investments in participating mortgages and joint
   ventures                                            4,080        10,608             --            --            --
Cash equivalents and short-term investments           17,166        48,358         74,153         8,277           598
Investment in Asset Investors                          1,396            --             --            --            --
Investment in and note receivable from Westrec         3,563         4,011          1,710            --            --
CMBS bonds                                             1,753         1,739          1,981        61,460        69,503
Total assets                                          97,083        78,234         78,148        72,406        71,590
Secured long-term notes payable                       20,442            --             --            --            --
Minority interest in subsidiaries                        615            --             --            --            --
Total stockholders' equity                            74,081        77,254         77,705        71,919        70,465

                                                                        Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                      1999         1998          1997          1996          1995
                                                    ---------    ----------    ----------    ----------    ----------
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues                  $  2,538      $     --       $     --      $     --      $     --
Income from participating mortgages and leases         1,971           587             --            --            --
Property operating expenses                           (1,114)           --             --            --            --
Depreciation                                          (1,279)          (50)            --            --            --
                                                    ---------     ----------    ----------    ----------    ----------
Income from rental property operations                 2,116           537             --            --            --
                                                    ---------     ----------    ----------    ----------    ----------

Interest and other income                              1,913         3,874            945           319           189
CMBS bonds revenues                                      154           161          9,172         9,838         8,980
General and administrative expenses                     (519)         (420)          (519)       (1,771)       (1,393)
Management fees                                         (770)         (211)        (1,678)       (1,425)       (1,151)
Interest expense                                        (273)           --             --            (2)         (249)
Gain on sale of bonds                                     --            --          5,786            --            --
Net income                                             2,524         3,441         13,706         6,959         6,376

Per share amounts:
   Basic and diluted earnings                       $    .24      $    .33       $    1.32     $    .68      $    .63
   Regular dividends                                $    .52      $    .39       $     .68     $    .68      $    .68
   Special dividends                                $     --      $     --       $     .26     $    .04      $     --
   Capital gain dividends                           $     --      $     --       $     .17     $     --      $     --


                                                                        Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                      1999         1998          1997          1996          1995
                                                    ---------    ----------    ----------    ----------    ----------

Weighted average common shares outstanding            10,342        10,357          10,332       10,247        10,104
Weighted average common shares and common share
   equivalents outstanding                            10,342        10,372          10,371       10,254        10,108

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements included elsewhere in this report. In 1997, we decided to change our business from the ownership of high-risk CMBS bonds to the ownership of real estate. In November 1997, we resecuritized our portfolio of CMBS bonds and had substantially ceased to be in this business. We temporarily invested the proceeds from the resecuritization in money market and other short-term investments while we decided which real estate asset class we would redeploy our capital into. This decision helped us to avoid the volatility incurred by other owners of CMBS bonds following the capital market crisis in the third quarter of 1998. Since August 1998, we have been focused on the investment of our capital in the acquisition of manufactured home communities. Through December 31, 1999, we have invested approximately $70 million in manufactured home communities (including participating mortgages and real estate joint ventures) but have not yet redeployed all of our capital into this asset class. Since our capital has not yet been entirely invested into this new business, our financial performance, and consequently our stock price, has been adversely affected during this period. We believe that the investment of our capital will be substantially completed during 2000, and we are hopeful that this will result in improved performance.

Results of 1999 are not comparable to 1998 because our 1998 operations were primarily the result of investments in money market accounts and other short-term investments. During 1999, we had more investments in manufactured home communities. Results of 1998 are not comparable to 1997 results because during 1997, we were in the business of investing in CMBS bonds.

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

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Rental Property Operations

Income from rental property operations totaled $2,116,000 for 1999 as compared to $537,000 for 1998. Our first investment in manufactured home communities was in August 1998. As of December 31, 1999, we had invested approximately $70 million in 12 communities (including participating mortgages and real estate joint ventures).

Interest and Other Income

Interest and other income was $1,913,000 in 1999 and $3,874,000 in 1998. The $1,961,000 decrease is due to a reduction in cash and short-term investments as a result of investments in manufactured home communities beginning in August 1998. The average interest rate earned on our cash and short-term investments was 5.1% in 1999 and 5.4% in 1998.

Interest Expense

Interest expense was $273,000 during 1999 due to long-term notes payable secured by our communities. We had no interest expense during 1998 as we did not have any debt on manufactured home communities until May 1999. We anticipate borrowing additional amounts in the future in the form of secured long-term notes payable.

General and Administrative Expenses

Our general and administrative expenses were $519,000 in 1999 and $420,000 in 1998. The $99,000 increase was primarily due to increased costs related to shareholder relations and due diligence costs on potential acquisitions that were not completed.

Related-Party Management Fees

Management fees paid to Asset Investors were $565,000 in 1999 and $87,000 in 1998. The $478,000 increase in management fees is primarily due to our investments in manufactured home communities since August 1998. Management fees are not paid on cash and short-term investments, which is what we primarily held during 1998.

CMBS Bonds

Income from CMBS bonds during 1999 was $154,000 and is comparable to 1998. This income is from our retained residual interest in two CMBS bonds.

Related-Party Acquisition Fees

We expensed real estate acquisition fees paid to Asset Investors of $205,000 in 1999 and $124,000 in 1998. The change in fees is a result of the amount we invested in manufactured home communities during these years. These fees would be capitalized if they had been paid to an unrelated third party. Because they are paid to Asset Investors, an affiliate, these fees are expensed under generally accepted accounting principles.

Reincorporation Costs

In 1999, we reincorporated in Delaware from Maryland. We incurred $120,000 of nonrecurring costs in connection with the reincorporation.

Costs Related to Abandonment of Potential Marina Investments

During the third quarter of 1998, we decided that we would no longer seek to acquire interests in marinas and recorded a $500,000 nonrecurring expense related to the abandonment of potential marina investments.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

Rental Property

During 1998, income from rental properties totaled $537,000, arising from our initial investments in manufactured home communities.

Interest and Other Income

Interest and other income during 1998 was $3,874,000 compared to $945,000 for 1997. The $2,929,000 increase is due to our temporary investment of the $77.7 million of cash proceeds received in November 1997 from the resecuritization of our CMBS bonds. The average interest rates earned on these short-term investments was 5.4% during 1998 and 1997.

CMBS Bonds

Income from CMBS bonds was $161,000 during 1998 compared to $9,172,000 for 1997. The 1998 amount represents the income from our retained residual interest in two CMBS bonds. All other income from the CMBS bonds ceased after the sale of the CMBS bonds in November 1997.

General and Administrative Expenses

Our general and administrative expenses were $420,000 in 1998 compared to $519,000 in 1997. General and administrative expenses decreased by $99,000 in 1998 compared to 1997 primarily due to lower accounting and other expenses related to the ownership of CMBS bonds.

Management Fees

During 1998, we incurred base fees of $87,000 on investments in manufactured home communities, the retained residual interest from the CMBS bond resecuritization and the investment in Westrec Marina Management, Inc. We incurred no incentive fees or administrative fees in 1998. During 1997, we incurred management fees of $1,678,000, consisting of base fees of $598,000, incentive fees of $1,024,000 and administrative fees of $56,000. We experienced a large decrease in management fees during 1998 because we do not pay these fees on cash and short-term investments.

Acquisition Fees

During 1998, we incurred acquisition fees of $124,000 as a result of our investments in manufactured home communities. During 1997, we incurred acquisition fees of $23,000 on acquisitions of CMBS bonds. The acquisition fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. The 1998 acquisition fees were expensed because our manager was Asset Investors, owner of 27% of our common stock. If these fees had been paid to an unrelated third party, then the fees would have been capitalized under generally accepted accounting principles.

Costs Related to Abandonment of Potential Marina Investments

During the third quarter of 1998, we decided that we would no longer seek to acquire interests in marinas, and we expensed $500,000 of costs related to previously considered marina investments.

Dividend Distributions

During 1999, 1998 and 1997, we declared regular dividends of $.52, $.39 and $.68 per share, respectively. In addition, we declared special dividends of $.26 per share and a capital gains dividend of $.17 per share in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had cash and cash equivalents of $4,664,000 and short-term investments of $12,502,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties and payments of dividends to stockholders.

In 1999, the net cash provided by operating activities was $2,671,000 compared to $4,182,000 during 1998. The $1,511,000 decrease was primarily a result of an increase in other assets. The primary increases in other assets were (i) $750,000 in deferred financing costs, (ii) $360,000 in refundable deposits on potential manufactured home community acquisitions, and (iii) $360,000 in deferred merger costs.

Net cash used in investing activities was $7,209,000 during 1999 compared to $71,001,000 in 1998. The net cash used in 1999 was primarily due to acquisitions of manufactured home communities, net of sales of short-term investments used to fund such acquisitions. The funds used in 1998 were primarily for the purchase of short-term investments.

Net cash provided by financing activities was $5,910,000 during 1999 and was primarily due to approximately $12,100,000 in net proceeds from long-term borrowings less (i) dividends paid of $5,400,000 and (ii) treasury stock purchases of $441,000. Net cash used in financing activities during 1998 was $4,042,000 and was the payment of dividends.

We had long-term debt of $20,442,000 and no short-term debt at December 31, 1999. All of our debt was fixed rate and the weighted average interest rate was 7.5% at December 31, 1999. Debt encumbered 55% of our real estate and 36% of our total assets at December 31, 1999. Our secured long-term notes payable had a weighted average maturity of 9.5 years at December 31, 1999.

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

For 1999, 1998 and 1997, our FFO was as follows (in thousands):


                                                                            1999            1998            1997
                                                                      -------------   -------------   -------------
  Net income                                                            $   2,524       $   3,441       $  13,706
  Real estate depreciation                                                  1,279              50              --
  Real estate acquisition fees                                                205             124              --
  Gain on sale of bonds                                                        --              --          (5,786)
  Costs related to abandonment of potential marina investments                 --             500              --
  Equity in Asset Investors' FFO adjustments                                   73              --              --
                                                                        ---------       ---------       ---------
  Funds From Operations (FFO)                                           $   4,081       $   4,115       $   7,920
                                                                        =========       =========       =========

  Weighted average common shares outstanding                               10,342          10,357          10,332
                                                                        =========       =========       =========

For 1999, 1998 and 1997, our net cash flows were as follows (in thousands):

                                                                            1999            1998            1997
                                                                      -------------   -------------   --------------
  Cash provided by operating activities                                 $   2,671         $ 4,182       $   4,428
  Cash provided by (used in) investing activities                          (7,209)        (71,001)         72,892
  Cash provided by (used in) financing activities                           5,910          (4,042)        (11,444)


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

Our hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. We have not experienced any Year 2000 problems through March 17, 2000.

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration has announced that they will have their systems Year 2000 compliant before January 1, 2000. We have received oral representations from our third party vendors indicating that they are substantially Year 2000 compliant. We have not experienced any Year 2000 problems through March 17, 2000.

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

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate or "LIBOR". Accordingly, changes in interest rates could affect the returns from such investments. If LIBOR decreased immediately by 1%, our annual net income and cash flows would decrease by $125,000, based on the amount of short-term investments at December 31, 1999. Because we intend to redeploy our short-term investments by acquiring manufactured home communities during 2000, however, our primary objective with respect to our short-term investments is to minimize the risk that the principal amount of these investments could decrease. Therefore, we have short-term investments whose principal amount is expected to be less affected by changes in interest rates than other potential investments. The timing and amount of such investments will depend on a number of factors. See "Item 2. - Business - Growth and Operating Strategies - Future Acquisitions."

We have $12.8 million of fixed rate, non-recourse, secured long-term notes payable that mature in 2019. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $2.9 million fixed-rate, non-recourse, partially amortizing, secured long-term note payable that matures in 2007. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the balance due at maturity is $2.6 million.

We have a $4.7 million fixed rate, recourse, secured long-term note payable that is repayable in three annual installments. The implied interest rate on this note is 7.0%. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the note is fully amortizing. In the future, we intend to borrow additional non-recourse, secured, fixed rate, fully amortizing debt in connection with the refinancing of the existing note payable. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until June 2002.

We intend to borrow additional non-recourse, secured, fixed rate, fully amortizing debt in connection with acquisitions of communities. Accordingly, changes in interest rates will affect the cost of future borrowings incurred in connection with future acquisitions.

Item 8.  Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in nor any disagreements with our accountants relating to accounting or financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to our directors and executive officers appears below and was furnished in part by each such person. Each of our executive officers serves for a term of one year and until his or her successor is elected and qualified or until his or her earlier resignation or removal by the Board of Directors. There are no family relationships among any of our directors and executive officers.


          Name             Age       First Elected                  Position(s) Held with the Company
                           ---       -------------                  ---------------------------------
Terry Considine             52   September 1996        Chairman of the Board of Directors (Class III) and Chief
                                                       Executive Officer
Thomas L. Rhodes            60   September 1996        Vice Chairman of the Board of Directors (Class I)

Bruce E. Moore              57   October 1998          Director (Class III), President and Chief Operating Officer

Raymond T. Baker            48   August 1993           Independent Director (Class I) and Member of the Audit and
                                                       Compensation Committees
Bruce D. Benson             61   September 1996        Director (Class II) and Member of the Compensation Committee

Thomas C. Fries             55   December 1996         Independent Director (Class I) and Member of the Audit and
                                                       Compensation Committees
Donald L. Kortz             59   August 1993           Independent Director (Class II) and Member of the Audit and
                                                       Compensation Committees
Robert J. Malone            55   August 1993           Independent Director (Class II) and Member of the Audit and
                                                       Compensation Committees
David M. Becker             40   December 1997         Chief Financial Officer, Secretary and Treasurer


Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998 Mr. Considine served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer. He is the sole owner of Considine Investment Co. Since July 1994, Mr. Considine has also been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO").

Thomas L. Rhodes has been our Vice Chairman of the Board of Directors of the Company and Asset Investors since April 1998. From September 1996 to April 1998, Mr. Rhodes served as Co-Chairman of the Board of Directors and Co-Chief

Executive Officer of the Company and Asset Investors. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Trustee of The Heritage Foundation.

Bruce E. Moore was appointed our President and Chief Operating Officer in October 1998 and has been a Director since January 1999. Mr. Moore has been the Chief Operating Officer, President and a Director of Asset Investors since February 1998. Mr. Moore is the founder and was the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates ("Brandywine"), a private real estate firm specializing in various aspects of the real estate industry, including asset management, consulting, development, property management, brokerage and capital formation. He is a certified public accountant, holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. Mr. Moore is a director and past president of the Media Youth Center, and a past advisory-board member for the Department of Recreation and Intercollegiate Athletics for the University of Pennsylvania. In addition, Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

David M. Becker has functioned as our Chief Financial Officer, Treasurer and Secretary since December 1997 and was appointed to such position in April 1998. From September 1995 until joining the Company, he was both the Chief Financial Officer of Westfield Development Company, Inc. and Vice President-Finance of The Frederick Ross Co., related companies involved in commercial real estate development, brokerage and management. Prior to September 1995, he held various executive positions with CONCORD Services, Inc., a privately-held company involved in multiple businesses, including trading, manufacturing and finance. CONCORD Services, Inc. declared bankruptcy in February 1995. In addition, Mr. Becker was Chief Financial Officer and General Counsel of Ramtron International Corporation, a publicly-held semiconductor manufacturer, from October 1989 until July 1994. Mr. Becker is an attorney and certified public accountant. He received a B.A. from the University of Northern Iowa and a J.D. from the University of Denver.

Raymond T. Baker has served as a Director of the Company, as a member of its compensation committee and as Chairman of its audit committee since the Company was organized in 1993. He served as a Director of Asset Investors from December 1991 until August 1993. He has been a partner of Gold Crown Management Co., a Denver-based property management company, since 1974. Mr. Baker was a member of the Colorado Economic Development Commission Advisory Board, was a member and Chairman of the Colorado Economic Development Commission, is Chairman of the Metropolitan Football Stadium District, is a member and Chairman of the Denver Metropolitan Major League Baseball District and is a director of Alpine Bank. He serves as Chairman and member of the Denver Zoological Board and Chairman and member of the Gold Crown Youth Foundation.

Bruce D. Benson has served as Director of the Company and Asset Investors since October 1996 and previously served as a Director of Asset Investors from February 1992 through February 1994. In February 1998, Mr. Benson became a member of the Company's compensation committee. For the past 32 years, he has been President and owner of Benson Mineral Group, Inc., a domestic oil and gas production company located in Denver, Colorado. He is also Chairman, Chief Executive Officer and President of United States Exploration, Inc., an oil and gas exploration company listed on the American Stock Exchange. He serves on numerous Boards of Trustees and Boards of Directors, including Chairman, Denver Zoological Foundation; Past Chairman and Past President, Boy Scouts of America, Denver Area Council; Trustee and Past President of the Board of Trustees, Berkshire School, Sheffield, Massachusetts; Past Trustee, Smith College, Northampton, Massachusetts; Past Chairman, Colorado Commission on Higher

Education; and past member, Board of Directors, University of Colorado Foundation; and Chairman of the Total Learning Environmental Capital Campaign of the University of Colorado. In 1994, he was the Republican nominee for the Governor of Colorado.

Thomas C. Fries has served as a Director of the Company and a member of its audit and compensation committees since December 1996. Since 1986, Mr. Fries has been the President and Owner of CP Company, a regional distributor and lessor of refrigeration equipment located in Denver, Colorado. From 1980 to 1995, Mr. Fries served as President and Owner of Cummins Power, Inc., the Rocky Mountain area distributor for Cummins Engine Company, Inc. He has served as Board Chairman of Colorado Outward Bound School and Junior Achievement. He is a Board member of Mountain States Employers Council, Colorado Outward Bound School and the Denver Museum of Natural History, and he is a member of the American Alpine Club.

Donald L. Kortz has served as a Director of the Company and a member of its audit and compensation committees since its organization in 1993. He served as a Director of Asset Investors from June 1988 until August 1993. Mr. Kortz served as President and Chief Executive Officer of Fuller & Company, a Denver-based commercial real estate broker, from April 1987 until October 1995, when he was appointed President and Chief Executive Officer of Rose Community Foundation. Mr. Kortz returned to Fuller & Company as the Chairman of its Board of Directors in January 1999. Previously, Mr. Kortz served as Chairman of the Board of Trustees of the Rose Health Care Systems, the holding company of Rose Medical Center, Denver, Colorado and as a member of the Denver Board of Water Commissioners. Mr. Kortz also is a member of the Society of Fellows of the University of Denver and is a member of local, state and federal bar associations and realtors associations and is a member of Key Bank, N.A., District of Colorado, Advisory Board.

Robert J. Malone has served as a Director of the Company and a member of the audit and compensation committees since the Company was organized in 1993. He served as a Director of Asset Investors from February 1992 until August 1993. Mr. Malone is Chairman of US Bank (formerly Colorado National Bank, Denver, Colorado). From 1969 to 1993, Mr. Malone served in various capacities, including chief executive and senior executive capacities, with Central Banks/Bank Western, Western Capital Investment Corporation, First Interstate Bank of Denver, First Interstate Bank of Idaho and Bank of America, Los Angeles, California. He also serves on the boards of numerous civic and charitable organizations including Chairman of the Board of Directors of Colorado's Ocean Journey, past Trustee and member of the Executive Committee of the Denver Art Museum, Director of Colorado UpLIFT and Trustee and Chairman of the Nominating Committee of the Denver Zoological Foundation.

Compliance With Section 16(a) of the Exchange Act

Our executive officers and directors, and persons who own more than 10% of the Company's common stock, are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of securities of the Company with the Securities and Exchange Commission and the American Stock Exchange, Inc. Copies of those reports also must be furnished to us. Based solely upon a review of the copies of reports furnished to us, we believe that for the year ended December 31, 1999, all filing requirements were timely met by our executive officers, directors and beneficial owners of more than ten percent of our stock.

Executive Compensation

In the year ended December 31, 1999, none of Messrs. Considine, Rhodes, Moore or Becker received any compensation in his capacity as Chief Executive Officer, Vice Chairman, President and Chief Operating Officer, or Chief Financial Officer, Secretary and Treasurer.

Through the end of 1999, none of Messrs. Considine, Rhodes, Moore or Becker had at any time been granted options to acquire shares of our common stock. Messrs. Considine and Rhodes are each a stockholder of the Company and Asset Investors. Messrs. Moore and Becker are each a stockholder of Asset Investors but neither is a stockholder of the Company.

Director Compensation

During 1999, each of our non-employee directors received 5,700 shares of our common stock, plus $300 for each meeting of the Board of Directors or committee thereof attended. The closing stock price on the date these shares were issued was $5-1/16. In addition, all directors are reimbursed for expenses related to attending Board of Directors and committee meetings.

Under the existing 1998 Stock Incentive Plan, all of our non-employee directors received an automatic grant of options to acquire 7,500 shares of the Company's common stock with an exercise price equal to the closing price of the Company's common stock on the date of the 1999 annual stockholders meeting. Such options were immediately exercisable and have a term of ten years.

Under the 1998 Stock Incentive Plan, all of our non-employee directors automatically receive annual grants of market-price options to acquire 7,500 shares of the Company's common stock on the date of each annual stockholders meeting. These options will be immediately exercisable upon grant and have a term of ten years.

Compensation Committee Interlocks and Insider Participation

During 1999, Mr. Considine served as Chief Executive Officer and Chairman of the Board of the Company and Asset Investors and Mr. Rhodes served as Vice Chairman of the Board of the Company and Asset Investors. Mr. Considine is Chairman of the Board and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), and Mr. Rhodes serves on the compensation committee of AIMCO. Mr. Benson served as a director of the Company and Asset Investors during 1999. Mr. Moore served as President, Chief Operating Officer and a director of the Company and Asset Investors during 1999.

Item 11.  Executive Compensation.

We do not pay a salary, bonus or any other compensation to our executive officers because Asset Investors, as our manager, provides all personnel necessary to conduct our regular business at Asset Investors' expense. We have the same executive officers as Asset Investors. We pay various fees to Asset Investors for the services performed by Asset Investors under our management agreement. All salaries, bonuses and other compensation received by our executive officers is paid by Asset Investors and it has not allocated any portion of the compensation paid by it to these executive officers specifically for their services to us. The following is a description of our management agreement with Asset Investors.

The Management Agreement. We entered into a management agreement (the "Management Agreement") with predecessors of Financial Asset Management LLC
("FAM") on August 20, 1993, under which FAM performed the services and activities described below, among others, relating to our assets and operations through November 1997. In September 1996, an investor group led by Messrs. Considine, Rhodes and Benson acquired FAM. In November 1997, Asset Investors acquired the assets of FAM, including the Management Agreement, and became our manager. Mr. Considine is the Chairman of the Board of Directors and Chief Executive Officer of both Asset Investors and the Company, Mr. Rhodes is the Vice Chairman of the Board of Directors of both Asset Investors and the Company, and Mr. Benson is a director for both companies. The Management Agreement provided for an initial term of one year, subject to extension by agreement between us and Asset Investors. The Management Agreement has been extended through December 31, 2000 provided, however, if the proposed merger between us and Asset Investors occurs then the Management Agreement will automatically terminate.

Asset Investors, as our manager, advises us on our business and oversees our day-to-day operations, subject to the supervision of our Board of Directors. Asset Investors also is obligated to present to us asset acquisition opportunities consistent with our policies and objectives and to furnish our Board of Directors with information concerning the acquisition, holding and disposition of our assets.

The Management Agreement is approved annually by our Independent Directors. It may be terminated by either party with or without cause at any time upon 60 days' written notice. In addition, we have the right to terminate the Management Agreement upon the occurrence of certain specified events including, among other things, a breach by Asset Investors of any material provision which breach remains uncured for 30 days or the bankruptcy of Asset Investors. The Management Agreement also may be terminated at any time by a majority vote of our Independent Directors or holders of our common stock (excluding shares held by Asset Investors). Asset Investors is entitled to certain termination payments in the event of an acquisition of us which results in the termination of the Management Agreement. These payments do not apply if we merge with Asset Investors.

Asset Investors receives various fees for the advisory and other services performed in connection with the Management Agreement. Asset Investors, at its expense, provides all personnel and certain overhead items necessary to conduct our regular business.

We have agreed to indemnify Asset Investors and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of Asset Investors made in good faith and in accordance with the standards set forth in the Management Agreement.

Under the Management Agreement, Asset Investors may receive a base fee, an acquisition fee, an incentive fee, and an administrative fee. The base fee, payable quarterly, is 1% of our average real estate-related invested assets for such year. We paid base fees totaling $565,000 in 1999 and $87,000 in 1998.

The acquisition fee equals 1% of the acquisition cost of each real estate asset which Asset Investors assists us in acquiring. The purpose of the acquisition fee is to reimburse Asset Investors for its employee costs related to the due diligence procedures it performs in connection with our acquisition of real estate assets. We paid acquisition fees totaling $205,000 in 1999 and $124,000 in 1998.

The incentive fee is based on our profitability. Asset Investors is entitled to the incentive fee only after our Funds from Operations (or FFO), less a capital replacement reserve of at least $50 per developed homesite, exceeds a return on our "Average Net Worth" equal to the "Ten-Year U.S. Treasury Rate" plus 1%. For 1999, 20% of the amount by which our FFO, less a capital replacement reserve of $50 per developed homesite, exceeds the above described return on our Average Net Worth is paid to Asset Investors as the incentive fee. The base fee and the incentive fee are subject to reduction in the event that our expenses exceed certain amounts. We paid no incentive fees in 1999.

Asset Investors also may perform certain bond administration and other related services for us under the Management Agreement and receives an administrative fee for such services in relation to the complexity of the transaction and the services required. We paid no administrative fees in 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of March 17, 2000, the number of shares of our common stock beneficially owned by (1) each person known by us to be a beneficial owner of more than 5% of the our common stock; (2) all directors, individually, and each executive officer that holds our common stock, individually; and (3) all of our directors and executive officers as a group, which information was furnished in part by each such person.

                                                                                Amount and
                                                                           Nature of Beneficial        Percent of
Name of Beneficial Owner (1)                                                   Ownership(2)             Class (3)
----------------------------                                                   ------------             ---------
Asset Investors Operating Partnership, L.P.                                      2,761,126                26.6%
Terry Considine(4)                                                                 161,815                 1.6%
Thomas L. Rhodes(5)                                                                 72,148                   *
Bruce E. Moore                                                                           0                   *
Raymond T. Baker(6)                                                                100,418                 1.0%
Bruce D. Benson(7)                                                                 133,186                 1.3%
Thomas C. Fries(8)                                                                 103,716                 1.0%
Donald L. Kortz(6)                                                                  99,316                 1.0%
Robert J. Malone(6)                                                                 91,982                   *
All directors and executive officers as a group (9 persons)                        762,581                 7.2%
-----------------------

* Denotes ownership of less than 1% of the outstanding shares of our common stock.

(1) Unless otherwise indicated, the address for each stockholder is 3410 South Galena Street, Suite 210, Denver, Colorado 80231.
(2) Includes, where applicable, shares of our common stock owned by such person's minor children and spouse and by other related individuals and entities. Unless otherwise indicated, such person has sole voting and investment power as to the shares listed.
(3) All shares of our common stock which a person had the right to acquire within 60 days after March 17, 2000 were deemed to be outstanding for the purpose of computing the "Percent of Class" owned by such person but were not deemed to be outstanding for the purpose of computing the "Percent of Class" owned by any other person. On March 17, 2000, 10,368,029 shares of our common stock were outstanding.
(4) Includes 107,571 shares of our common stock held by Titahotwo Limited Partnership, in which Mr. Considine serves as general partner, and 28,244 options exercisable within 60 days which are held by Titahotwo.
(5)      Includes 10,950 options exercisable within 60 days.
(6)      Includes 37,500 options exercisable within 60 days.
(7)      Includes 68,306 options exercisable within 60 days.
(8)      Includes 47,500 options exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions.

Transactions involving Asset Investors. The Company was formed in August 1993 as a wholly owned subsidiary of Asset Investors. In October 1993, Asset Investors distributed approximately 70% of our outstanding shares of common stock to the stockholders of Asset Investors (the "Distribution"). At the time of the Distribution, our shares were approved for listing on the American Stock Exchange, Inc. and, thereafter, we commenced operations. As reflected in the table under "Security Ownership of Certain Beneficial Owners and Management," Asset Investors currently owns approximately 27% of the Company's common stock. Messrs. Considine, Rhodes and Moore and our officers are directors and officers of Asset Investors, respectively. In addition, Mr. Benson is a director of the Company and Asset Investors. Our day-to-day operations are performed by Asset Investors. See "The Management Agreement" above.

In connection with our formation, Asset Investors and the Company entered into a Contribution Agreement under which, among other things, Asset Investors contributed approximately $75 million to our capital. Each party agreed to indemnify the other against certain liabilities and obligations.

We have determined that Asset Investors' ownership of our common stock does not jeopardize our qualification as a REIT, and have exempted Asset Investors from any restrictions on ownership of our common stock which may be adopted by us, unless there is a change in law or regulation that causes Asset Investors' ownership of our common stock to jeopardize our status as a REIT. If such a change in law or regulation should occur, we may adopt such provisions as are necessary to maintain our status as a REIT, provided that such provisions, and the enforcement of such provisions, shall be in such a manner as to cause the least interference with Asset Investors' ownership of our securities and shall provide for the payment to Asset Investors of an amount at least equal to: (1) the closing price of our common stock on the last business day prior to the redemption date on the principal national securities exchange on which our common stock is listed or admitted to trading; or (2) if not so listed or admitted to trading, the closing bid price on such last business day as reported on the NASDAQ System, if quoted thereon; or (3) if not otherwise determinable, the net asset value of our common stock redeemed, as determined in good faith by our Board of Directors for any such securities to be redeemed. Notwithstanding the foregoing, in no event may the redemption price of our common stock be greater than the net asset value of our common stock redeemed, as determined in good faith by our Board of Directors.

Transactions involving Asset Investors and Mr. Moore. Property management and accounting for our communities is performed by AIC Community Management Partnership ("AICCMP"). Asset Investors owns 50% of AICCMP and Mr. Moore, President, Chief Operating Officer and a director of both the Company and Asset Investors, indirectly owned 17.5% of AICCMP. During 1999, our communities paid $172,000 in fees to AICCMP. Effective January 1, 2000, Asset Investors acquired the 50% of AICCMP that it did not already own for $380,000.

Brandywine Homes Sales Corporation ("Homesales Corp.") provided real estate brokerage services for both new home sales and existing home resales in our communities and Asset Investors communities. Mr. Moore owned 50% of Homesales Corp. and it received commissions from our communities, Asset Investors communities or the homeowner depending on the circumstances. During 1999, our communities paid $46,000 in commissions, Asset Investors communities paid $45,000 in commissions and homeowners located in the communities paid $293,000 in commissions to Homesales Corp. Effective January 1, 1999, Asset Investors acquired Homesales Corp.'s inventory of homes, its activities and personnel for a total price of $657,000.

Brandywine Commercial Services, Inc. ("Services Corp.") provided maintenance services to our communities and Asset Investors communities during 1999. Mr. Moore owned 50% of Services Corp. Our communities paid $658,000 in fees and Asset Investors communities paid $1,725,000 in fees during 1999 for maintenance services provided by Services Corp. Effective January 1, 2000, Asset Investors acquired the equipment and activities of Services Corp. for $30,000.

Transactions involving Mr. Rhodes. During 1999, Commercial Assets paid finder's fees of $225,000 to Thomas L. Rhodes II, the adult son of the Vice Chairman of Commercial Assets and Asset Investors. These fees were paid in connection with our acquisition of manufactured home communities and represent 1% of the cost of acquisition. Our management believes the finder's fees paid were consistent with similar arrangements in the industry.

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

(a)(3)   The Exhibit Index is included on page 29 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1999:

         No current reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                          INDEX TO FINANCIAL STATEMENTS


COMMERCIAL ASSETS, INC.                                                     Page

Financial Statements:

    Report of Independent Auditors.........................................  F-2
    Consolidated Balance Sheets as of December 31, 1999 and 1998...........  F-3
    Consolidated Statements of Income for the years ended December 31,
        1999, 1998 and 1997................................................  F-4
    Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1999, 1998 and 1997...................................  F-5
    Consolidated Statements of Cash Flows for the years ended December
        31, 1999, 1998 and 1997............................................  F-6
    Notes to Consolidated Financial Statements.............................  F-7

Financial Statement Schedules:

    Schedule III - Real Estate and Accumulated Depreciation................ F-20
    Schedule IV - Mortgage Loans on Real Estate............................ F-22

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Commercial Assets, Inc.


We have audited the accompanying consolidated balance sheets of Commercial Assets, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Assets, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP
Denver, Colorado
January 21, 2000, except for
  Note O, as to which the date
  is March 7, 2000

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                           1999               1998
                                                                                           ----               ----
ASSETS
Real estate, net of accumulated depreciation of $1,329 and $50                           $   64,273         $   12,628
Investments in participating mortgages                                                        2,148              9,328
Investment in real estate joint ventures                                                      1,932              1,280
Short-term investments                                                                       12,502             45,066
Cash and cash equivalents                                                                     4,664              3,292
Investment in and note receivable from Westrec                                                3,563              4,011
Investment in Asset Investors                                                                 1,396                 --
CMBS bonds                                                                                    1,753              1,739
Other assets, net                                                                             4,852                890
                                                                                         ----------         ----------
      Total Assets                                                                       $   97,083         $   78,234
                                                                                         ==========         ==========

LIABILITIES
Secured long-term notes payable                                                          $   20,442         $       --
Accounts payable and accrued liabilities                                                      1,747                872
Related-party management fees payable                                                           198                108
                                                                                         ----------         ----------
                                                                                             22,387                980
                                                                                         ----------         ----------

COMMITMENTS AND CONTINGENCIES                                                                    --                 --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                  615                 --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,393 and
   10,364 shares issued; and 10,320 and 10,364 shares outstanding, respectively                 104                104
Additional paid-in capital                                                                   77,018             76,874
Retained earnings (dividends in excess of accumulated earnings)                              (2,600)               276
Treasury stock, 73 and 0 shares at cost                                                        (441)                --
                                                                                         ----------         ----------
                                                                                             74,081             77,254
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   97,083         $   78,234
                                                                                         ==========         ==========



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                  1999           1998            1997
                                                                                  ----           ----            ----
Rental property operations
Rental and other property revenues                                              $   2,538      $      --       $    --
Income from participating mortgages and leases                                      1,971            587            --
Property operating expenses                                                        (1,114)            --            --
Depreciation                                                                       (1,279)           (50)           --
                                                                                ---------      ---------      --------
Income from rental property operations                                              2,116            537            --
                                                                                ---------      ---------      --------

Interest and other income                                                           1,913          3,874           945
CMBS bonds revenue                                                                    154            161         9,172
Equity in earnings of Asset Investors                                                  23             --            --
General and administrative expenses                                                  (519)          (420)         (519)
Related-party management fees                                                        (565)           (87)       (1,678)
Interest expense                                                                     (273)            --            --
Related-party acquisition fees                                                       (205)          (124)           --
Reincorporation expenses                                                             (120)            --            --
Costs related to abandonment of potential marina investments                           --           (500)           --
Gain on sale of bonds                                                                  --             --         5,786
                                                                                ---------      ---------      --------

Net income                                                                      $   2,524      $   3,441      $ 13,706
                                                                                =========      =========      ========

Basic and diluted earnings per share                                            $     .24      $     .33      $   1.32
                                                                                =========      =========      ========

Weighted average common shares outstanding                                         10,342         10,357        10,332

Weighted average common shares and common share equivalents outstanding            10,342         10,372        10,371

Dividends paid per share:
   Regular dividends                                                            $     .52       $    .39      $    .68
   Special dividends                                                                   --             --           .26
   Capital gain dividends                                                              --             --           .17
                                                                                ---------      ---------      --------
                                                                                $     .52       $    .39      $   1.11
                                                                                =========      =========      =========




                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                                Retained
                                                                                Earnings
                                                                              (Dividends In             Accumulated
                                                  Common Stock     Additional   Excess of                  Other         Total
                                         -------------------------   Paid-In   Accumulated   Treasury  Comprehensive  Stockholders'
                                            Shares        Amount     Capital    Earnings)     Stock       Income        Equity
                                         ----------    ----------- -----------   --------      ------      ------        ------

BALANCES - DECEMBER 31, 1996                10,316      $  103     $  76,559     $ (1,354)  $    --      $(3,389)       $  71,919

Comprehensive Income
    Net income                                  --          --            --       13,706        --           --           13,706
    Reversal of unrealized holding
      losses upon restructuring of
      bonds                                     --          --            --           --        --        3,389            3,389
                                           -------      ------     ---------     --------   -------      -------        ---------
       Comprehensive Income                     --          --            --       13,706        --        3,389           17,095
                                           -------      ------     ---------     --------   -------      -------        ---------
Issuance of common stock                        26           1           165           --        --           --              166
Dividends                                       --          --            --      (11,475)       --           --          (11,475)
                                           -------      ------     ---------      -------   -------      -------        ---------
BALANCES - DECEMBER 31, 1997                10,342         104        76,724          877        --           --           77,705

Issuance of common stock                        22          --           150           --        --           --              150
Net income                                      --          --            --        3,441        --           --            3,441
Dividends                                       --          --            --       (4,042)       --           --           (4,042)
                                           -------      ------     ---------     --------   -------      -------        ---------
BALANCES - DECEMBER 31, 1998                10,364         104        76,874          276        --           --           77,254

Issuance of common stock                        29          --           144           --        --           --              144
Purchase of treasury stock                      --          --            --           --      (441)          --             (441)
Net income                                      --          --            --        2,524        --           --            2,524
Dividends                                       --          --            --       (5,400)       --           --           (5,400)
                                           -------      ------     ---------     --------   -------      -------        ---------
BALANCES - DECEMBER 31, 1999                10,393      $  104     $  77,018     $ (2,600)  $  (441)     $    --        $  74,081
                                           =======      ======     =========     ========   =======      =======        =========



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                         1999          1998           1997
                                                                                         ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  2,524      $  3,441       $ 13,706
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and amortization                                                         1,289            50             --
   Amortization of premium on short-term investments                                        91           274             --
   Amortization of discount on secured long-term notes payable                             158            --             --
   Amortization of discounts on CMBS bonds                                                  --            --         (2,381)
   Accrued income on participating mortgages                                              (418)         (443)            --
   Accrued income on CMBS bonds                                                            (92)           --             --
   Equity in earnings of real estate joint ventures                                         (9)           --             --
   Equity in earnings of Asset Investors                                                   (23)           --             --
   Gain on sale of bonds                                                                    --            --         (5,786)
   Increase in accounts payable and accrued liabilities                                    286           537            216
   (Increase) decrease in other assets                                                  (1,135)          323         (1,327)
                                                                                      --------      --------       --------
     Net cash provided by operating activities                                           2,671         4,182          4,428
                                                                                      --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                               (34,292)      (12,671)            --
Purchases of Asset Investors' common stock                                              (1,433)           --             --
Collections on short-term investments                                                   10,059        30,313             --
Notes receivable advances                                                               (1,339)         (477)            --
Proceeds from sale of short-term investments                                            22,411        16,085             --
Acquisitions of short-term investments                                                      --       (91,946)            --
Investments in participating mortgages, net                                             (1,380)       (8,959)            --
Investment in real estate joint ventures                                                  (648)       (1,280)            --
Capital replacements and improvements                                                   (1,178)           (7)            --
Investment in Westrec                                                                       --        (2,301)            --
Collections on note receivable from Westrec                                                448            --             --
Dividends from real estate joint ventures                                                    5            --             --
Dividends from Asset Investors                                                              60            --             --
Proceeds from sale of bonds                                                                 --            --         77,693
Acquisition of CMBS bonds                                                                   --            --         (4,801)
Collections on CMBS bonds                                                                   78           242             --
                                                                                      --------      --------       --------
     Net cash provided by (used in) investing activities                                (7,209)      (71,001)        72,892
                                                                                      --------      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured long-term notes payable                                           12,600            --             --
Dividends paid                                                                          (5,400)       (4,042)       (11,475)
Payment of loan costs                                                                     (541)           --             --
Purchase of treasury stock                                                                (441)           --             --
Principal paydowns on secured short-term financing                                        (214)           --             --
Principle paydowns on secured long-term notes payable                                      (94)           --             --
Proceeds from issuance of Common Stock                                                      --            --             31
                                                                                      --------      --------       --------
     Net cash provided by (used in) financing activities                                 5,910        (4,042)       (11,444)
                                                                                      --------      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,372       (70,861)        65,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,292        74,153          8,277
                                                                                      --------      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  4,664      $  3,292       $ 74,153
                                                                                      ========      ========       ========



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       Organization

Commercial Assets, Inc. ("CAX" and, together with its subsidiaries, the "Company") is a Delaware corporation that has interests in manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to June 10, 1999, the Company was a Maryland corporation. Effective June 10, 1999, the Company's stockholders approved its reincorporation in Delaware. The Company's common stock, par value $.01, (the "Common Stock") is listed on the American Stock Exchange under the symbol "CAX."

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company resecuritized its subordinate CMBS bond portfolio. This resulted in the Company receiving $77,693,000 cash and retaining a residual interest in an owner trust arising from the resecuritization. In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of December 31, 1999 has invested approximately $70 million in 12 manufactured home communities (including investments in participating mortgages and real estate joint ventures) with 1,840 developed homesites and 1,370 undeveloped homesites.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 2000 ("the Management Agreement"). Since November 1997, Asset Investors Corporation (together with its subsidiaries, "Asset Investors") has been the manager. Asset Investors owns 27% of the Company's Common Stock. No change was made to the Management Agreement during 1998. For 1999, the Incentive Fee was amended to provide that it is based on Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, instead of the Company's REIT income. In general, FFO is net income plus depreciation, amortization and real estate acquisition fees. The Management Agreement has been extended to December 31, 2000 with the same terms as 1999 except that the Management Agreement will automatically terminate if the Company merges with Asset Investors. The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice.
Since the Company has no employees, officers of Asset Investors are also officers of the Company.

B.       Proposed Merger with Asset Investors

The Company and Asset Investors have agreed to merge, subject to the approval by both (a) a majority of Asset Investors' outstanding shares and (b) two-thirds of the Company's outstanding shares. Asset Investors owns approximately 27% of the Company's outstanding shares and has agreed to vote these shares in favor of the merger. Asset Investors will issue 0.4075 shares of its common stock for each outstanding share of the Company's Common Stock. Alternatively, the Company's stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of the Company's Common Stock with any remaining shares receiving 0.4075 shares of Asset Investors common stock. Asset Investors and the officers and directors of Asset Investors and the Company have agreed to elect to receive shares of Asset Investors common stock for all shares of the Company's Common Stock that they own. The stockholder meetings are expected to occur in the second quarter of 2000.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Asset Investors is recorded under the equity method.

Real Estate and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1999, management believes that no impairment losses exist based on periodic reviews. No impairment losses were recognized in 1999 or 1998.

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

Investments in Real Estate Joint Ventures

Investments in real estate joint ventures in which the Company does not control the joint venture's activities are accounted for under the equity method of accounting.

Investment in and Note Receivable from Westrec

The Company classifies its investment in and note receivable from Westrec as available-for-sale and carries this at estimated fair value in the financial statements. The Company believes that the contractual amounts provided for in the note receivable and the agreement under which the Company can sell its shares of Westrec common stock approximates fair value at December 31, 1999.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the associated rental revenues are recognized when earned and due from residents.

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of December 31, 1999, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. These costs are amortized over the terms of the related loan and are charged to interest expense.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. During 1999, capitalized interest was $417,000. There was no capitalized interest in 1998 or 1997.

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

Income Taxes

The Company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the Company's net income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

In order to maintain its status as a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests.

Ninety percent of dividends paid in 1999 represented ordinary taxable income to stockholders and 10% represented a return of capital for income tax purposes (unaudited). Regular and special dividends paid in 1998 and 1997 represented ordinary taxable income to the stockholders (unaudited). In addition, the Company paid a capital gains dividend of $.17 per share in 1997 (unaudited).

Earnings Per Share

Basic earnings per share for 1999, 1998 and 1997 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 0, 15,000 and 39,000 in 1999, 1998 and 1997, respectively.
Stock  options  of  62,000,   43,000  and  28,000  for  1999,   1998  and  1997,
respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Treasury Stock

Treasury stock is recorded at cost. In addition, the Company purchased 114,000 shares of Asset Investors' common stock during 1999. Because Asset Investors owns 27% of the Company's Common Stock, the Company is deemed to have an interest in 48,000 shares of the Company's Common Stock and has also recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid $565,000 in interest during 1999. The Company paid no interest in 1998 or 1997.

Non-cash operating, investing and financing activities for 1999, 1998 and 1997 were as follows (in thousands):


                                                                            1999            1998            1997
                                                                          --------        --------       ---------
Accrued initial capital expenditures on real estate purchases             $   400          $   --         $    --
Issuance of Common Stock for services                                         144             150             135
Escrow of long-term debt proceeds                                             300              --              --
Acquisitions of real estate by:
    Issuance of note payable                                                4,519              --              --
    Assumption of debt and minority interest in subsidiaries                4,068              --              --
    Cancellation of participating mortgages                                 8,978              --              --
Principal collections on CMBS bonds transferred to restricted cash             --              --           6,227
Unrealized holding gains and losses on CMBS bonds                              --              --           3,389


Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

D.       Short-term Investments

The Company has short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at December 31, 1999 approximates the carrying value of $12,502,000. During 1999 and 1998, the Company had no unrealized gains (losses) on these investments. The Company had $22,411,000 and $16,085,000 in proceeds from the sale of short-term investments during 1999 and 1998, respectively, and realized no gains (losses) from such sales. The Company determined its basis in these sold investments using the specific identification method. At December 31, 1999, these investments had the following maturities:

                        Amount              Maturity
                  -------------------    ---------------
                      $3,395,000              2000
                      $9,107,000              2003

E.       Investments in Manufactured Home Communities

During 1999, the Company acquired eight manufactured home communities with approximately 1,450 developed homesites and 500 undeveloped homesites. The Company had participating mortgages on three of these communities in 1998. The total investment was $52,257,000 consisting of $34,292,000 cash, $8,587,000 of assumed debt, $8,978,000 by canceling participating mortgages and $400,000 of estimated initial capital expenditures. During 1998, the Company paid $12,671,000 to acquire two manufactured home communities with approximately 310 developed homesites and 790 undeveloped homesites. These investments are recorded as real estate.

The Company made $8,959,000 of participating mortgages in 1998 involving three manufactured home communities and adjacent land involving approximately 310 developed homesites and 210 undeveloped homesites. These non-recourse mortgages were secured by the three manufactured home communities, adjacent land, commercial real estate, two additional manufactured home communities and one recreational vehicle park. These investments are recorded as participating mortgages. In 1999, the Company cancelled these participating mortgages in connection with the purchase of these manufactured home communities and the adjoining land.

The following unaudited pro-forma information has been prepared assuming the acquisition of the manufactured home communities had been completed at the beginning of the periods presented. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the restructurings and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results.

The unaudited, pro-forma results of operations for 1999 and 1998 are as follows (in thousands, except per share data):

                                                1999                 1998
                                              --------             --------
Revenues                                      $  6,927             $  5,775
                                              ========             ========

Net income                                    $  1,252             $    391
                                              ========             ========

Basic and diluted earnings per share          $    .12             $    .04
                                              ========             ========

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

F.       Real Estate

Real estate at December 31, 1999 and 1998, is as follows (in thousands):

                                                                                           1999              1998
                                                                                        ----------        ----------
Land                                                                                    $   15,290        $    3,798
Land improvements and buildings                                                             50,312             8,880
                                                                                        ----------        ----------
                                                                                            65,602            12,678
Less accumulated depreciation                                                               (1,329)              (50)
                                                                                        ----------        ----------

Investment in real estate, net                                                          $   64,273        $   12,628
                                                                                        ==========        ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

Two manufactured home communities have been leased to a third party. The first lease involves a community acquired by the Company at a cost of $1.4 million and is for a term of 50 years. The Company receives initial annual lease payments equal to 9% of its cost. The annual lease payments increase by 4% per annum over the prior year's lease payments until the annual lease payment equals 13% of the Company's cost. In addition, the Company receives additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale of the property, the Company receives all proceeds until it has realized its total purchase price of the property plus a 13% per annum rate of return. The Company then receives 50% of any sales proceeds in excess of such amount. The Company terminated the lease on January 1, 2000 by canceling $187,000 in loans to the lessee.

The other leased community involves two phases and has been leased to the same third party for 50 years. Annual lease payments on the first phase during 1999 was $890,000 and increases in later years by 4% per annum. There are no lease payments on the second phase until the sites are developed, at which time, the annual lease payments on the second phase will be equal to 10% times the costs incurred in developing this phase. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost. The Company terminated the lease on January 1, 2000 by canceling $186,000 in loans to the lessee.

G.       Investments in Participating Mortgages

During 1998, the Company made investments in participating mortgages secured by three manufactured home communities and adjoining land. The non-recourse notes accrued interest at 15% per annum and paid interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans were scheduled to mature in September 2007. The Company also received additional interest of 50% of the net profits and cash flows from the properties. In August 1999, the Company purchased the three communities and adjoining land by canceling the participating mortgages and releasing additional collateral pledged on the mortgages.

The following table provides unaudited summary financial information of the borrower with respect to these participating mortgages for the period from August 1998 (date of participating mortgages) to December 31, 1998 and January 1999 to August 1999 (date the Company acquired the properties):

                                                                           January 1999 to         August 1998 to
                                                                             August 1999            December 1998
                                                                         --------------------    --------------------
                                                                                       (in thousands)
                                                                                         (unaudited)
Rental and other property revenues                                             $   828                 $   458
Property operating expenses                                                       (369)                   (234)
Depreciation expense                                                               (52)                    (31)
                                                                               -------                 -------
Income from rental property operations                                             407                     193
                                                                               -------                 -------

Net loss                                                                          (384)                   (108)

The Company also has investments in participating mortgages secured by individual homes and homesites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homes and homesites. The Company also receives additional interest equal to 50% of the net profits and cash flows from the homes and homesites.

As of December 31, 1999, the Company had investments in participating mortgages of $2,148,000. During 1999 and 1998, the Company had income of $920,000 and $451,000, respectively, from participating mortgages.

H.       Investments in Real Estate Joint Ventures

The Company has a $1,304,000 investment in a joint venture involving a manufactured home community. The Company receives a priority return from the venture until the Company has received an amount equal to 9% times $1,250,000 for 1999. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on its $300,000 investment in the venture. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture in 1999 or 1998 as the property is under development.

In November 1999, the Company invested $624,000 in a joint venture involving a manufactured home community. The Company receives a priority annual return from the venture equal to 9% times $690,000 through 2000. After 2000, the Company's priority return increases by 4% annually. Thereafter, the Company receives 20% of any profits and cash flows of the venture in excess of the above priority returns. During 1999, the Company recorded $10,000 in income from this joint venture.

I.       Investment in Asset Investors

During 1999, the Company purchased 114,000 shares (approximately 2%) of the common stock of Asset Investors. The Company has recorded its investment in Asset Investors under the equity method because Asset Investors manages the Company and owns approximately 27% of the Company's Common Stock. In 1999, the Company recorded $23,000 in equity in earnings of Asset Investors.

J.       CMBS Bonds

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

The estimated fair value of the residual interest retained by the Company was $2,000,000. During 1999 and 1998, the Company received $141,000 and $403,000, respectively, of which $78,000 and $242,000, respectively, was recorded as a reduction in the net book value of the retained residual interest. The net book value at December 31, 1999 was $1,753,000 which approximates fair value. The Company had no unrealized gains (losses) on its CMBS bonds at December 31, 1999 and 1998. The maturity dates of the CMBS bonds range from 2001 to 2004 and the Company had no sales of CMBS bonds during 1999 or 1998.

In 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization.

K.       Investment in and Note Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management Inc. ("Westrec") for approximately $2,500,000 and made a loan to an affiliate of Westrec. In the third quarter of 1998, the Company decided to invest in manufactured home communities instead of marinas. The Company has recorded its investment in and note receivable from Westrec at the sum of the amount for which the Company can re-sell its interest in Westrec plus the outstanding balance of the note receivable. In 1998, the Company expensed $500,000 for due diligence, legal, and other costs incurred in connection with investigating investments in marinas.

L.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          1999              1998
                                                                                      -------------      ------------
Fixed rate, ranging from 6.70% to 7.77%, fully-amortizing, non-recourse notes
   maturing at various dates in 2019                                                      $ 12,815        $      --
7.67% fixed rate, partially-amortizing, non-recourse note maturing in 2007                   2,950               --
Recourse, fully-amortizing note discounted at 7.00%, maturing in 2002                        4,677               --
                                                                                          --------        ---------
                                                                                          $ 20,442        $      --
                                                                                          ========        =========

Real estate assets which secure the long-term notes payable had a net book value of $35,326,000 at December 31, 1999. The Company had $522,000 in escrow for real estate taxes and property improvements at December 31, 1999.

Scheduled principal payments after December 31, 1999 for the secured long-term notes payable are (in thousands):

                          2000                        $   1,218
                          2001                            2,098
                          2002                            2,453
                          2003                              419
                          2004                              449
                          Thereafter                     13,805
                                                      ---------
                                                      $  20,442
                                                      =========

M.       Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of non-qualified stock options to its directors and officers, employees and consultants which as of December 31, 1999, permitted the issuance of up to an aggregate of 3,000,000 shares of Common Stock, of which 331,000 and 454,000 related to outstanding stock options as of December 31, 1999 and 1998, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. The stock options have various terms ranging up to 10 years.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1999. As of December 31, 1999, the outstanding options have
exercise   prices   ranging   from   $5.625  to  $6.625  and  have  a  remaining
weighted-average life of 3.0 years.
                                                                        Weighted
                                                                        Average
                                                 Exercise Price         Shares
                                                 --------------         ------
Outstanding - December 31, 1996                      $ 6.80             648,000
     Granted                                           6.30              87,000
     Forfeited                                         7.30             (13,000)
     Exercised                                         6.12              (5,000)
                                                     ------          ----------
Outstanding - December 31, 1997                        6.74             717,000
     Granted                                           6.62              38,000
     Forfeited                                         7.50            (290,000)
     Expired                                           7.25             (11,000)
                                                     ------          ----------
Outstanding - December 31, 1998                        6.23             454,000
     Granted                                           6.50              38,000
     Expired                                           6.32            (161,000)
                                                     ------          ----------
Outstanding - December 31, 1999                      $ 6.22             331,000
                                                     ======          ==========

Options granted to date vest over various periods up to two years. As of December 31, 1999, 1998 and 1997, 331,000, 445,000 and 660,000, respectively, of the outstanding options were exercisable and the weighted average exercise price of exercisable options was $6.22, $6.22 and $6.78, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model with the following weighted average assumptions:


                                                             1999                   1998                  1997
                                                     -------------------    -------------------    ------------------
Range of risk free interest rates                       5.3% to 6.5%           5.8% to 6.1%          5.7% to 6.8%
Expected dividend yield                                    9.8%                   8.3%                  10.0%
Volatility factor of the expected market price of
    the Company's common stock                             0.200                  0.200                  0.200
Weighted average expected life of options                10.0 years             10.0 years             5.0 years


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

During 1999, 1998 and 1997, the estimated weighted-average, grant-date fair value of options granted was $.26, $.41 and $.47, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rate on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividend growth rates were estimated based upon historical averages over the two years ended December 31, 1999, adjusted for changes based upon the Company's investment in manufactured home community assets.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                                       1999              1998             1997
                                                                   -----------       -----------      ------------
Pro forma net income                                                 $ 2,514           $3,426           $ 13,664
Pro forma basic earnings per share                                   $  0.24           $ 0.33           $   1.32
Pro forma diluted earnings per share                                 $  0.24           $ 0.33           $   1.31

N.       Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. The Management Agreement provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate-related asset acquired. For 1997 and 1998, the Incentive Fee equals 20% of the amount by which the Company's REIT taxable income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. During 1999, the Incentive Fee was amended to provide that this fee was based on the Company's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, instead of REIT income. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. In 1997, the manager also received "Administrative Fees" on each CMBS bond outstanding. Administrative Fees were terminated in connection with the November 1997 restructuring of the CMBS bond portfolio. The Management Agreement has been extended through December 31, 2000. The terms are the same as provided for in 1999.

Fees paid to the manager during 1999, 1998 and 1997 were (in thousands):

                                          1999               1998               1997
                                     ---------------    ---------------     --------------
Base Fees                                $  565             $   87             $    598
Acquisition Fees                            205                124                   23
Incentive Fees                               --                 --                1,024
Administrative Fees                          --                 --                   56
                                         ------             ------             --------
                                         $  770             $  211             $  1,701
                                         ======             ======             ========

Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. In addition, the Company incurred $426,000 of Incentive Fees in 1997 relating to the gain on the restructuring of the CMBS bonds. Acquisition Fees incurred in 1999 and 1998 were expensed because such fees were paid to Asset Investors, owner of 27% of the Company's Common Stock.

O.       Commitments and Contingencies

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite. During 1999 and 1998, the Company paid $17,000 and $0, respectively, for homesites that became occupied.

The Company has agreed to acquire from time-to-time homesites subject to ground leases. The purchase price for each homesite will be equal to the base annual rent provided for in the ground lease divided by 9%. The Company is not required to acquire these homesites in groups of less than 10. The maximum number of homesites the Company might purchase is approximately 500 for total consideration of approximately $20 million. The Company purchased no homesites during 1999 or 1998.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 beginning in November 2000.

In connection with the acquisition of a property, the Company entered into an earn-out agreement whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% until the Company pays a total of $2,160,000. No amount was paid during 1999.

In September 1999, four of the Company's stockholders, individually and as purported representatives of the Company's stockholders, except Asset Investors and its affiliates, filed three purported class action lawsuits in Delaware against the Company, the members of the board of directors and certain officers of Asset Investors and the Company. These lawsuits alleged that the defendants breached their fiduciary duties to the Company's stockholders in connection with the Company's proposed merger with Asset Investors and the Company's recent reincorporation in Delaware. In November 1999, these lawsuits were consolidated into a single lawsuit. On March 7, 2000, the parties entered into a settlement agreement, subject to the court's approval which, amended the merger agreement as follows:

o the Company's stockholders, other than Asset Investors and the officers and directors of Asset Investors and the Company, may elect to receive $5.75 in cash per share for up to 3,549,868 shares of the Company's Common Stock with any remaining shares to receive 0.4075 shares of Asset Investors common stock; and
o the percentage of votes of the Company's Common Stock needed to approve the merger was increased from a majority to two-thirds.

P.       Operating Segments

Investments in manufactured home communities constitute substantially all of the Company's investments. Management assesses the performance of the Company as one operating segment.

Q.       Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies.

o Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.
o Investment in Asset Investors - the fair value was determined based upon the closing price of Asset Investors common stock on the New York Stock Exchange, Inc. as of the end of 1999.
o Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of its secured long-term notes payable approximates their fair value.

The carrying values and fair values of the Company's investment in Asset Investors at December 31, 1999 is as follows (in thousands):

                                                                 1999
                                                ------------------------------
                                                Carrying Value      Fair Value
                                                --------------      ----------
     Investment in Asset Investors              $ 1,396,000        $ 1,270,000
                                                ===========        ===========

R.       Other Matters

The Company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of preferred stock. The Board of Directors is authorized to fix the terms of the preferred stock, including preferences, powers and rights (including voting rights) senior to the Common Stock. To date, the Company has not issued any shares of preferred stock.

S.       Selected Quarterly Financial Data (unaudited)

Presented below is selected quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands, except per share data).


                                                                          Three Months Ended,
                                                    -----------------------------------------------------------------
 1999                                                 December 31,     September 30,      June 30,         March 31,
--------------------------------------------------- -------------- ----------------- --------------- ----------------

Rental and other property revenues                      $ 1,156        $    945         $    437         $     --
Income from participating mortgages and leases              326             455              603              587
Property operating expenses                                (512)           (428)            (174)              --
Depreciation                                               (493)           (465)            (232)             (89)
                                                        -------        --------          -------         --------
Income from rental property operations                      477             507              634              498
                                                        -------        --------          -------         --------

Interest and other income                                   343             349              520              701
General and administrative expenses                        (115)           (131)            (140)            (133)
Related-party management fees                              (190)           (181)            (114)             (80)
Interest expense                                           (154)            (61)             (58)              --
Related-party acquisition fees                               (8)             (3)            (152)             (42)
Net income                                                  400             408              734              982

Basic and diluted earnings per share                        .04             .04              .07              .09

Weighted average common shares outstanding               10,320          10,325           10,362           10,364
Weighted average common shares and common share
   equivalents outstanding                               10,320          10,325           10,362           10,365


                                                                          Three Months Ended,
                                                    -----------------------------------------------------------------
1998                                                 December 31,     September 30,      June 30,         March 31,
--------------------------------------------------- -------------- ----------------- --------------- ----------------
Income from participating mortgages and leases          $   436        $    151         $     --         $     --
Depreciation                                                (46)             (4)              --               --
                                                        -------        --------          -------         --------
Income from rental property operations                      390             147               --               --
                                                        -------        --------          -------         --------

Interest and other income                                   767           1,012            1,042            1,053
General and administrative expenses                        (117)           (129)             (88)             (86)
Related-party management fees                               (47)            (23)             (12)              (5)
Related-party acquisition fees                              (63)            (61)              --               --
Costs related to abandonment of potential marina
   investments                                               --            (500)              --               --
Net income                                                  967             486              986            1,002

Basic and diluted earnings per share                        .09             .05              .09              .10

Weighted average common shares outstanding               10,364          10,364           10,359           10,342
Weighted average common shares and common share
   equivalents outstanding                               10,366          10,373           10,387           10,378


T.       Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect Statement 133 to have a significant impact on its financial position and results of operations.

                                               COMMERCIAL ASSETS, INC.
                                                     SCHEDULE III
                                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  December 31, 1999
                                           (In Thousands Except Site Data)



                                                                                                    December 31, 1999
                                                                                      ----------------------------------------------
                                                                             Cost                                    Total
                                                                           Capital-                                   Cost
                                                             Initial Cost    ized       Total Cost                   Net of
                                                          ---------------- Subsequ- ---------------------  Accumu-  Accumu-
                                                   Number       Buildings    uent         Buildings          lated    lated
                   Date                     Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name   Acquired  Location      Developed Sites Land Improvements Acquis.  Land Improvements Total  ation    ation  brances
 ---------------------------------------------------------------------------------------------------------------------------------
Casa Encanta       1999   Mesa, AZ         1970    106  $  315 $ 1,152   $    --  $  315  $ 1,152 $ 1,467   $  17  $  1,450  $    --
Cypress Greens     1998   Lakeland, FL     1986    107     240   1,129        28     240    1,157   1,397      60     1,337       --
Desert Harbor      1999   Apache Junction, 1997    207     621   6,169       700   1,058    6,432   7,490     124     7,366    4,677
                          AZ
Fiesta Development 1999   Mesa, AZ           --    206   4,804      --       136   4,804      136   4,940      --     4,940       --
Fiesta Village     1999   Mesa, AZ         1962    170     498   4,029        --     498    4,029   4,527      61     4,466    2,950
La Casa Blanca     1999   Apache Junction, 1993    198     594   6,698        91     594    6,789   7,383     133     7,250       --
                          AZ
La Casa Mini       1999   Apache Junction,   --     --     495     175        --     495      175     670       1       669       --
  Storage                 AZ
Lakeshore Utilities1999   Tampa, FL          --     --      50     100        --      50      100     150       3       147       --
Lakeshore Villas   1999   Tampa, FL        1972    290     870   6,990       293     870    7,283   8,153     219     7,934    5,041
Marina Dunes       1999   Marina, CA         --     --     306      --        13     306       13     319      --       319       --
Rancho Mirage      1999   Apache Junction, 1994    312     930  10,879       108     930   10,987  11,917     290    11,627       --
                          AZ
Riverside          1998   Ruskin, FL       1984    990   3,558   7,744       122   3,558    7,866  11,424     344    11,080    5,478
Royal Palm         1999   Haines City, FL  1971    450   1,383   3,027       131   1,383    3,158   4,541      61     4,480    2,296
Southern Palms     1999   Mesa, AZ         1961     36     189   1,035        --     189    1,035   1,224      16     1,208       --
                                                 -----------------------------------------------------------------------------------
              Total                              3,072 $14,853 $49,127   $ 1,622 $15,290  $50,312 $65,602  $1,329   $64,273  $20,442
                                                 ===================================================================================

                             COMMERCIAL ASSETS, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1999              1998             1997
                                                                             ----              ----             ----
Real Estate
    Balance at beginning of year                                          $   12,678        $       --       $      --
    Additions during the year:
       Real estate acquisitions                                               51,309            12,671              --
       Additions                                                               1,615                 7              --
    Dispositions                                                                  --                --              --
                                                                          ----------        ----------       ---------
    Balance at end of year                                                $   65,602        $   12,678       $      --
                                                                          ==========        ==========       =========


Accumulated Depreciation
    Balance at beginning of year                                          $      (50)       $       --       $      --
    Additions during the year:
       Depreciation                                                           (1,279)              (50)             --
    Dispositions                                                                  --                --              --
                                                                          ----------        ----------       ---------
    Balance at end of year                                                $   (1,329)       $      (50)      $      --
                                                                          ==========        ==========       =========



                                               COMMERCIAL ASSETS, INC.
                                                     SCHEDULE IV
                                            MORTGAGE LOANS ON REAL ESTATE
                                                  December 31, 1999
                                                    (in thousands)



                                                                                                           Principal
                                                                                                           Amount of
                                                                                                             Loans
                                                                                                          Subject to
                                      Final       Periodic                  Face          Carrying        Delinquent
                        Interest     Maturity     Payment     Prior      Amount of        Amount of      Principal or
    Description           Rate         Date        Terms      Liens      Mortgages        Mortgages        Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Savanna Club               10%          9/2018        (1)     $   --      $   1,896       $    1,913         $      --
Sun Lake                   10%          9/2018        (1)         --            222              235                --
                                                             ---------  --------------  ---------------  ---------------
                                                              $   --      $   2,118       $    2,148         $      --

                                                             =========  ==============  ===============  ===============

(1)      Interest is paid from any cash flows from the property.


                             COMMERCIAL ASSETS, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)




                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                              1999             1998             1997
                                                                              ----             ----             ----

    Balance at beginning of period                                         $    9,328       $       --       $      --

    Additions during period:
       Investments in participating mortgages                                   1,866            8,913              --
       Accrued interest                                                           925              371              --
       Loan costs                                                                  --               70              --
    Deductions during period:
       Collections of principal                                                  (486)             (20)             --
       Collections of interest                                                   (503)              (2)             --
       Amortization of loan costs                                                  (4)              (4)             --
       Cancellation of debt in connection with purchase of property            (8,978)              --              --
                                                                           ----------       ----------       ---------

    Balance at close of period                                             $    2,148       $    9,328       $      --
                                                                           ==========       ==========       =========


                                  EXHIBIT INDEX


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

      2.2 Agreement and Plan of Merger, dated as of August 31, 1999, by and between the Registrant and Asset Investors Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated August 31, 1999, Commission File No. 1-2262, filed on September 3, 1999).

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

      4.1 Form of certificate representing common stock of the Registrant (incorporated herein by reference to Exhibit 4.2 to the Form 10-Q for the period ended March 31, 1994, of the Registrant, Commission File No. 1-2262, filed on May 16,
                  1994).

      10.1 Contribution Agreement, dated as of August 20, 1993, between the Registrant and Asset Investors (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-2262, filed on August 31, 1993).

     10.3* Management Agreement, dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10Q, Commission filed on May 12, 1995).

    10.3(a)* Amendment to the Management Agreement dated as of January 1, 1996 between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.3(a) to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 1-2262, filed on May 15, 1996).

    10.3(b)* Assignment of the Management Agreement dated as of April 1, 1996 between Financial Asset Management Corporation and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.3(b) to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 1-2262, filed on May 15, 1996).

    10.3(c)* Amendment to the Management Agreement dated as of January 1, 1997, between the Registrant and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.3(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-2262, filed on March 24, 1997).

     10.4* 1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, Commission File No. 1-2262, filed on July 31, 1998).

     10.7* Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Form 10 of the Registrant, Commission File No. 1-2262, filed on August 31, 1993).

      10.8 Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

    10.8(a) Note Purchase Agreement, dated as of November 3, 1997, among Structured Mortgage Trust 1997-2, CAX DTR Securitization Corp., and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

    10.8(b) Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee Company (incorporated herein by reference to Exhibit 10.9(b) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

    10.8(c) Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14,
                  1997).

    10.8(d) Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., Structured Mortgage Trust 1997-2, and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(d) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

    10.8(e) Side Letter Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and PaineWebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(e) to the Registrant's Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

      10.9 Asset Purchase Agreement effective as of November 20, 1998, between The Moorings of Manatee, Inc. and Community Acquisition & Development Corp. (incorporated herein by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-2262, filed on December 4, 1998).

    10.9(a) Assignment of Agreement effective as of November 20, 1998, between Community Acquisition & Development Corp. and CAX Riverside, L.L.C. (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-2262, filed on December 4, 1998).

    10.9(b) Agreement for Assignment of Contracts and Convenant not to Compete effective as of November 20, 1998, between Moorings Development and Marketing Corporation, Riverside Sod and Supply Company, Barry Spencer and Community Acquisition & Development Corp. (incorporated herein by reference to Exhibit 10.10(b) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-2262, filed on December 4, 1998).

    10.9(c) Assignment of Agreement effective as of November 20, 1998, between Community Acquisition & Development Corp. and CAX Riverside, L.L.C. (incorporated herein by reference to Exhibit 10.10(c) to the Registrant's Current Report on Form 8-K dated November 20, 1998, Commission File No. 1-2262, filed on December 4, 1998).

    10.9(d) Riverside Master Lease Agreement, dated as of November 20, 1998, between CAX Riverside, L.L.C. as lessor and Riverside Golf Course Community, L.L.C. as lessee (incorporated herein by reference to Exhibit 10.9(d) to the Registrant's Annual Report on Form 10-K/A Amendment No. 1 dated December 31, 1999, Commission File No. 1-2262, filed on March 8, 2000).

     10.10 Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-2262, filed on May 14, 1998).

    10.10(a) Put and Call Agreement dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael
                  M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25,
                  1999).

    10.10(b) Secured Promissory Note dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

     10.11 Form of Amended and Restated Promissory Note entered into in connection with investments in mortgages on three manufactured home communities and adjoining land (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Annual Report on Form 10-K dated December 31, 1998, Commission File No.
                  1-2262, filed on March 25, 1999).

    10.11(a) Amended and Restated Combination Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement entered into in connection with investments in mortgages on three manufactured home communities and adjoining land (incorporated herein by reference to Exhibit 10.10(a) to the Registrant's Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

     10.12 Restated Purchase Agreement dated as of April 20, 1998, between Lake Shore Villas, Inc., The Inn at Lakeshore Villas, Ltd., and Lakeshore Villa Health Care, LTD. and Senior Care Group, Inc., Heights Healthcare Company, L.L.C., Community Acquisition and Development Corporation, CAX Lakeshore, L.L.C. and Lakeshore Utilities, L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated March 31, 1999, Commission File No. 1-2262, filed on April 13, 1999).

    10.12(a) Seventh Amendment to Purchase Agreement dated as of March 30, 1999, between Heights Healthcare Company, L.L.C., CAX Lakeshore, L.L.C., Lakeshore Utilities, L.L.C. and Senior Care Group, Inc. and Lake Shore Villas, Inc., The Inn at Lakeshore Villas, LTD. and Lakeshore Villa Health Care, LTD. (incorporated herein by reference to Exhibit 10.12(a) to the Registrant's Current Report on Form 8-K dated March 31, 1999, Commission File No. 1-2262, filed on April 13, 1999).

    10.12(b) Agreement to Assign dated as of March 31, 1999, between Heights Healthcare Company, L.L.C. and CAX Lakeshore, L.L.C. (incorporated herein by reference to Exhibit 10.12(b) to the Registrant's Current Report on Form 8-K dated March 31, 1999, Commission File No. 1-2262, filed on April 13, 1999).

     10.13 Agreement of Sale dated March 1, 1999, between Rancho Mirage Mobile Home Park and Community Acquisition & Development Corp. (incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated May 7, 1999, Commission File No. 1-2262, filed on May 18, 1999).

    10.13(a) Assignment of Agreement dated May 6, 1999, between Community Acquisition & Development Corp. and CAX Rancho Mirage, L.L.C. (incorporated herein by reference to Exhibit 10.13 (a) to the Registrant's Current Report on Form 8-K dated May 7, 1999, Commission File No. 1-2262, filed on May 18, 1999).

     10.14 Agreement of Sale dated May 6, 1999, between Five Whites, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

    10.14(a) Agreement of Sale dated May 6, 1999, between White Gregg, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

    10.14(b) Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

    10.14(c) Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca East, L.L.C. (incorporated herein by reference to
                  Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

    10.14(d) Promissory Note dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White Gregg, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

     10.15 Form of Amended and Restated Promissory Note entered into in connection with investments in mortgages on three manufactured home communities and adjoining land. (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 24, 1999).

    10.15(a) Form of Amended and Restated Combination Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement entered into in connection with investments in mortgages on three manufactured home communities and adjoining land. (incorporated herein by reference to Exhibit 10.11(a) to the Registrant's Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 24, 1999).

    10.15(b) Receipt, Release and Settlement Agreement, dated as of August 13, 1999, between the Registrant, Casa Encanta Commercial, L.L.C., Fiesta/Encanta MHP, L.L.C., Fiesta MHP Investors, L.L.C., Fiesta SPE, L.L.C., Southern Palms MHP, L.L.C., Norman Andrus, and The Norman Andrus Irrevocable Trust (incorporated herein by reference to Exhibit 10.11(b) to the Registrant's Current Report on Form 8-K dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

    10.15(c) Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11(c) to the Registrant's Current Report on Form 8-K dated August 13, 1999, Commission File No.
                  1-2262, filed on August 30, 1999).

     10.16 Form of Promissory Note to General Electric Capital Assurance Company entered into in connection with the financing of two manufactured home communities.

     21.1         List of Subsidiaries

     23.1         Consent of Independent Auditors - Ernst & Young LLP.

     27.1         Financial Data Schedule.

*  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMERCIAL ASSETS, INC.
                                          (Registrant)

Date: March 28, 2000                  By   /s/Terry Considine
                                        ----------------------------------------
                                           Terry Considine
                                           Chairman and Chief Executive Officer

Date: March 28, 2000                  By   /s/Thomas L. Rhodes
                                        ----------------------------------------
                                           Thomas L. Rhodes
                                           Vice Chairman

Date: March 28, 2000                  By   /s/Bruce E. Moore
                                        ----------------------------------------
                                           Bruce E. Moore
                                           President and Chief Operating Officer

Date: March 28, 2000                  By   /s/David M. Becker
                                        ----------------------------------------
                                           David M. Becker
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                    Capacity                   Date

/s/Terry Considine                       Director              March 28, 2000
-------------------------------
Terry Considine

/s/Thomas L. Rhodes                      Director              March 28, 2000
-------------------------------
Thomas L. Rhodes

/s/Raymond T. Baker                      Director              March 27, 2000
-------------------------------
Raymond T. Baker

/s/Bruce D. Benson                       Director              March 25, 2000
-------------------------------
Bruce D. Benson

/s/Thomas C. Fries                       Director              March 24, 2000
-------------------------------
Thomas C. Fries

                                         Director
-------------------------------
Donald L. Kortz

/s/Robert J. Malone                      Director              March 28, 2000
-------------------------------
Robert J. Malone

/s/Bruce E. Moore                        Director              March 28, 2000
-------------------------------
Bruce E. Moore