Form 10-Q
period 2000-03-31
COMMERCIAL ASSETS INC
filed 2000-05-12
CIK 910675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

 As of May 5, 2000, 10,396,529 shares of common stock were outstanding.

                             COMMERCIAL ASSETS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements:

                  Balance Sheets as of March 31, 2000 (unaudited) and
                    December 31, 1999.......................................   1

                  Statements of Income for the three months
                  ended March 31, 2000 and 1999 (unaudited).................   2

                  Statements of Cash Flows for the three months ended
                    March 31, 2000 and 1999 (unaudited).....................   3

                  Notes to Financial Statements (unaudited).................   4

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........  12


PART II. OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K..........................  22


                                      (i)


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                         March 31,        December 31,
                                                                                           2000               1999
                                                                                           ----               ----
                                                                                        (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $1,821 and $1,329                        $   65,767         $   64,273
Investments in participating mortgages                                                        2,266              2,148
Investment in real estate joint venture                                                       1,951              1,932
Short-term investments                                                                       11,926             12,502
Cash and cash equivalents                                                                    12,905              4,664
Investment in and note receivable from Westrec                                                3,201              3,563
Investment in Asset Investors                                                                 1,383              1,396
Investment in home sales company                                                              1,376                 --
CMBS bonds                                                                                    1,746              1,753
Other assets, net                                                                             3,487              4,852
                                                                                         ----------         ----------
      Total Assets                                                                       $  106,008         $   97,083
                                                                                         ==========         ==========

LIABILITIES
Secured long-term notes payable                                                          $   30,551         $   20,442
Accounts payable and accrued liabilities                                                      1,550              1,747
Management fees payable to related parties                                                      211                198
                                                                                         ----------         ----------
                                                                                             32,312             22,387
                                                                                         ----------         ----------

COMMITMENTS AND CONTINGENCIES                                                                    --                 --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                  615                615

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,393 and
   10,393 shares issued; and 10,320 and 10,320 shares outstanding, respectively                 104                104
Additional paid-in capital                                                                   77,018             77,018
Dividends in excess of accumulated earnings                                                  (3,600)            (2,600)
Treasury stock, 73 and 73 shares at cost                                                       (441)              (441)
                                                                                         ----------         ----------
                                                                                             73,081             74,081
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $  106,008         $   97,083
                                                                                         ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                                    ---------
                                                                                               2000           1999
                                                                                               ----           ----
Rental property operations
Rental and other property revenues                                                           $ 1,783        $     --
Income from participating mortgages and leases                                                    77             587
Property operating expenses                                                                     (661)             --
Depreciation                                                                                    (493)            (89)
                                                                                            --------        --------
Income from rental property operations                                                           706             498
                                                                                            --------        --------

Interest and other income                                                                        458             701
Interest expense                                                                                (364)             --
General and administrative expenses                                                             (121)           (133)
Related-party management fees                                                                   (193)            (80)
Equity in loss of home sales company                                                            (191)             --
Equity in earnings of Asset Investors                                                             11              --
CMBS bonds revenue                                                                                39              38
Related-party acquisition fees                                                                    --             (42)
                                                                                            --------        --------

Net income                                                                                  $     345       $    982
                                                                                            =========       ========

Basic and diluted earnings per share                                                        $    0.03       $   0.09
                                                                                            =========       ========

Weighted average common shares outstanding                                                     10,320         10,364

Weighted average common shares and common share equivalents outstanding                        10,320         10,365

Dividends paid per share                                                                    $    0.13       $   0.13
                                                                                            =========       ========

           See Notes to Condensed Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)                                               Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                             2000           1999
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                $    345       $    982
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and amortization                                                               504             89
   Amortization of premium on short-term investments                                            --             47
   Amortization of discount on secured long-term notes payable                                  79             --
   Accrued income on participating mortgages                                                   (15)           (61)
   Equity in earnings of Asset Investors                                                       (11)            --
   Equity in earnings of real estate joint ventures                                            (10)            --
   Equity in loss of home sales company                                                        191             --
   Increase (decrease) in accounts payable and accrued liabilities                            (198)            67
   Increase in other assets                                                                   (327)          (365)
                                                                                          --------       --------
     Net cash provided by operating activities                                                 558            759
                                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                                        --         (8,323)
Collections on short-term investments                                                          576          4,774
Proceeds from sale of short-term investments                                                    --          2,414
Investments in participating mortgages, net                                                   (103)          (603)
Investments in real estate joint ventures                                                      (19)           (24)
Purchase of inventory contributed to home sales company                                       (864)            --
Capital replacements and improvements                                                         (858)           (44)
Collections on note receivable from Westrec                                                    362             --
Dividends from Asset Investors                                                                  29             --
Distributions from real estate joint ventures                                                    9             --
Collections on CMBS bonds                                                                        7             58
                                                                                          --------       --------
     Net cash used in investing activities                                                    (861)        (1,748)
                                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured long-term notes payable                                               10,110             --
Dividends paid                                                                              (1,345)        (1,347)
Payment of loan costs                                                                         (141)            --
Principal paydowns on secured long-term notes payable                                          (80)            --
                                                                                          --------       --------
     Net cash provided by (used in) financing activities                                     8,544         (1,347)
                                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         8,241         (2,336)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             4,664          3,292
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 12,905       $    956
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

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company resecuritized its subordinate CMBS bond portfolio. The sale resulted in the Company receiving $77,693,000 cash and retaining a residual interest in an owner trust arising from the resecuritization transaction (see Note K). In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of March 31, 2000 has invested approximately $70 million in 12 manufactured home communities (including real estate joint ventures) with 1,850 developed homesites and 1,360 undeveloped homesites.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 31, 2000 ("the Management Agreement"). Since November 1997, Asset Investors Corporation (together with its subsidiaries, "Asset Investors") has been the manager. Asset Investors owns 27% of the Company's Common Stock. The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, the officers of Asset Investors are also officers of the Company.

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

C.           Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000 for the three month period then ended, and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the 1999 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. The effect of such reclassifications on amounts previously reported is immaterial.

D.           Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Asset Investors is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of March 31, 2000, management believes that no impairment losses exist based on periodic reviews. No impairment losses were recognized in the three months ended March 31, 2000 and 1999.

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

Investment in Home Sales Company

The Company owns 35% of the nonvoting common stock of a corporation that sells manufactured homes. This investment is accounted for under the equity method of accounting.

Investment in and Note Receivable from Westrec

The Company classifies its investment in and note receivable from Westrec as available-for-sale and carries this at estimated fair value in the financial statements. The Company believes that the contractual amounts provided for in the note receivable and the agreement under which the Company can sell its shares of Westrec common stock approximates fair value at March 31, 2000.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents.

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of March 31, 2000, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from the lessee.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. Capitalized interest was $220,000 and $0 during the three months ended March 31, 2000 and 1999, respectively.

Income Taxes

The Company has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for the Company to qualify as a REIT, at least 95% of its gross income in any year must be derived from qualifying sources.

As a REIT, the Company generally will not be subject to federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

Earnings Per Share

Basic earnings per share for the three months ended March 31, 2000 and 1999 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 0 and 1,000 shares for the three months ended March 31, 2000 and 1999, respectively.

Treasury Stock

Treasury stock is recorded at cost. In addition, the Company purchased 114,000 shares of Asset Investors' common stock during the second quarter of 1999. Because Asset Investors owns 27% of the Company's Common Stock, the Company is deemed to have an interest in 48,000 shares of its Common Stock and has also recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $545,000 and $0 during the three months ended March 31, 2000 and 1999, respectively.

Non-cash operating, investing and financing activities for the three months ended March 31, 2000 and 1999 were as follows (in thousands):


                                                                                 2000                   1999
                                                                             -------------          ------------
Accrued initial capital expenditures on real estate purchases                  $     --               $    300
Acquisitions of real estate by:
    Cancellation of notes receivable                                              1,174                     --
    Assumption of accounts payable and accrued liabilities, net of
      other assets received                                                          63                     --
Purchase of inventory and other assets, net of accounts payable and
    accrued liabilities assumed, by cancellation of notes receivable                621                     --
Investment in home sales company by  contribution of inventory and other assets, net of accounts payable and accrued liabilities
   transferred                                                                    1,569                     --

E.           Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at March 31, 2000 approximates the carrying value of $11,926,000. During the three months ended March 31, 1999, the Company had $2,414,000 in proceeds from the sale of short-term investments and realized no gain (loss) from such sales. The Company had no sales during the three months ended March 31, 2000. The Company determined its basis in the sold investments using the specific identification method.

F.           Real Estate

Real estate at March 31, 2000 and December 31, 1999 was (in thousands):

                                                                                March 31,            December 31,
                                                                                  2000                   1999
                                                                                  ----                   ----
Land                                                                           $   15,290            $   15,290
Land improvements and buildings                                                    52,298                50,312
                                                                               ----------            ----------
                                                                                   67,588                65,602
Less accumulated depreciation                                                      (1,821)               (1,329)
                                                                               ----------            ----------
Real estate, net                                                               $   65,767            $   64,273
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

The other leased community involves two phases and has been leased to the same third party for 50 years. Annual lease payments on the first phase during 1999 are $890,000 and increases by 4% per annum. There are no lease payments on the second phase until the sites are ready for homes, at which time, the annual lease payments on the second phase will be equal to 10% times the costs incurred in developing this phase. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost. The Company terminated the lease on January 1, 2000 by canceling $186,000 in loans to the lessee.

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

As of March 31, 2000, the Company had investments in participating mortgages of $2,266,000. The Company had income from participating mortgages of $54,000 and $331,000, respectively, for the three months ended March 31, 2000 and 1999.

H.           Investments in Real Estate Joint Ventures

The Company has a $1,322,000 investment in a joint venture involving a manufactured home community. The Company receives a priority return from the venture until the Company has received an annual amount equal to 9% times $1,250,000 for 1999. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on $300,000. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture during the three months ended March 31, 2000 and 1999.

In November 1999, the Company invested $624,000 in a joint venture involving a manufactured home community. The Company receives a priority annual return from the venture equal to 9% times $690,000 through 2000. After 2000, the Company's priority return increases by 4% annually. Thereafter, the Company receives 20% of any profits and cash flows of the venture in excess of the above priority returns. During the three months ended March 31, 2000, the Company recorded $15,000 in income from this joint venture.

I.           Investment in Asset Investors

During 1999, the Company purchased 114,000 shares (approximately 2%) of the common stock of Asset Investors. The Company has recorded its investment in Asset Investors under the equity method because Asset Investors manages the Company and owns approximately 27% of the Company's Common Stock. The Company recorded $11,000 and $0 in equity in earnings of Asset Investors for the three months ended March 31, 2000 and 1999, respectively.

J.           Investment in Home Sales Company

Effective January 1, 2000, the Company acquired $621,000 of inventory and other assets, net of accounts payable and accrued liabilities assumed, in exchange for the cancellation of notes receivable. The Company then contributed all of its inventory and related home sales assets and liabilities to a home sales company in exchange for 35% of the nonvoting common stock of the home sales company. Asset Investors owns the remaining 65% of the home sales company's nonvoting common stock and certain officers of the Company own all of the home sales company's voting common stock. The nonvoting common stock represents 99% of all outstanding shares of the home sales company's capital stock.

During the three months ended March 31, 2000, the Company invested $1,569,000 in the home sales company and had equity in the losses of the home sales company of $191,000.

K.           CMBS Bonds

In November 1997, the Company sold its portfolio of CMBS bonds and retained a residual interest in the owner trust used in the sale. Since the residual interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company valued the equity interest at its then estimated fair value of $2,000,000. The net book value at March 31, 2000 is $1,746,000 which the Company believes approximates fair value. The Company had no sales of CMBS bonds during the three months ended March 31, 2000 and 1999.

L.           Investment in and Note Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec") and made a loan to an affiliate of Westrec. In the third quarter of 1998, the Company decided to invest in manufactured home communities instead of marinas. The Company has recorded its investment in and note receivable from Westrec at the sum of the amount for which the Company can re-sell its interest in Westrec plus the outstanding balance of the note receivable.

M.           Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):

                                                                                 March 31,          December 31,
                                                                                   2000                 1999
                                                                                   ----                 ----
Fixed rate, ranging from 7.4% to 8.3%, fully amortizing, non-recourse
   notes maturing at various dates in 2019 and 2020                             $  22,875            $   12,815
7.7% fixed rate, partially amortizing, non-recourse note maturing in 2007           2,947                 2,950
Recourse, fully amortizing note discounted at 7.00%, maturing in 2002               4,729                 4,677
                                                                                ---------            ----------
                                                                                $  30,551            $   20,442
                                                                                =========            ==========

Real estate assets which secure the long-term notes payable had a net book value of $62,788,000 at March 31, 2000.

N.           Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. The Management Agreement has been extended through December 31, 2000, except that it will terminate if the Company merges with Asset Investors. The Management Agreement provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate-related asset acquired. Acquisition Fees are expensed because such fees are paid to Asset Investors, owner of 27% of the Company's Common Stock. These fees would be capitalized if they were paid to an unrelated third party. The Incentive Fee equals 20% of the amount by which the Company's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds the amount calculated by multiplying the Company's average net worth by a percentage equal to the Ten-Year United States Treasury rate plus 1%. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. Management fees during the three months ended March 31, 2000 and 1999 were (in thousands):
                                                  Three Months Ended
                                                      March 31,
                                        ---------------------------------------
                                              2000                  1999
                                        -----------------     -----------------
        Base Fees                          $    193               $   80
        Acquisition Fees                         --                   42
        Incentive Fees                           --                   --
                                           --------               ------
                                           $    193               $  122
                                           ========               ======

O.           Commitments and Contingencies

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite. During the three months ended March 31, 2000 and 1999, the Company paid $86,000 and $0, respectively, for homesites that became occupied. At March 31, 2000, there were 148 homesites subject to the earnout.

The Company has agreed to acquire from time-to-time homesites subject to ground leases. The purchase price for each homesite will be equal to the base annual rent provided for in the ground lease divided by 9%. The Company is not required to acquire these homesites in groups of less than 10. The maximum number of homesites the Company might purchase is approximately 500 for total consideration of approximately $20 million. The Company purchased no homesites during the three months ended March 31, 2000 or 1999.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 beginning in November 2000.

In connection with the acquisition of a property in November 1999, the Company entered into an earn-out agreement whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% until the Company pays a total of $2,160,000. No amount was paid during the three months ended March 31, 2000.

In September 1999, four of the Company's stockholders, individually and as purported representatives of the Company's stockholders, except Asset Investors and its affiliates, filed three purported class action lawsuits in Delaware against the Company, the members of the board of directors and certain officers of Asset Investors and the Company. These lawsuits alleged that the defendants breached their fiduciary duties to the Company's stockholders in connection with the Company's proposed merger with Asset Investors and the Company's recent reincorporation in Delaware. In November 1999, these lawsuits were consolidated into a single lawsuit. In March 2000, the parties entered into a settlement agreement, subject to the court's approval, which amended the merger agreement as follows:

o the Company's stockholders, other than Asset Investors and the officers and directors of Asset Investors and the Company, may elect to receive $5.75 in cash per share for up to 3,549,868 shares of the Company's Common Stock with any remaining shares to receive 0.4075 shares of Asset Investors common stock; and

o the percentage of votes of the Company's Common Stock needed to approve the merger was increased from a simple majority to two-thirds.

P.           Operating Segments

The Company began investing in manufactured home communities in August 1998 and management assesses the performance of the Company as one operating segment.

Q.           Common Stock and Dividends

During the three  months  ended March 31, 2000 and 1999,  the Company paid $0.13
and  $0.13  per  share  dividends  on  Common  Stock  totaling   $1,345,000  and
$1,347,000, respectively.

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

In the third quarter of 1998, we decided to acquire interests in manufactured home communities. As of March 31, 2000, we held interests as owner, ground lessor or mortgage lender, including participating mortgages, in 12 manufactured home communities with a total of 1,850 developed homesites (sites with homes in place) and 1,360 undeveloped homesites.

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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations or "FFO", less an annual capital replacement reserve of at least $50 per developed homesite. This reserve is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts, also known as NAREIT, defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for property acquisition fees that were expensed under generally accepted accounting principles because the fees were paid to Asset Investors, an affiliate.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

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

As of March 31, 2000, we have invested approximately $70 million to acquire interests in 12 manufactured home communities that are located in Arizona, Florida and California. These communities have a total of 1,850 developed homesites (sites with homes in place) and 1,360 undeveloped homesites.

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

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of March 31, 2000, we held interests in six communities with 1,360 undeveloped homesites.

Manager

Our daily  operations  are  performed  by a  manager  pursuant  to a  management agreement currently in effect through December 31, 2000. The manager also identifies and performs due diligence on potential manufactured home community investments for us. Since November 1997, Asset Investors has been our manager. In addition to being our manager and a principal stockholder, Asset Investors separately owns, acquires, develops and manages manufactured home communities, including providing property management services on our communities. Consequently, we and Asset Investors are involved in the same industry. The two companies have agreed that they will make a determination with respect to each acquisition on a case-by-case basis.

The management agreement was approved by our independent directors and may be terminated by either party with or without cause at any time upon 60 days' written notice. The manager provides all personnel and related overhead necessary to conduct our regular business, and in return, the manager is paid the following fees:

o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by us;
o Base Fees equal to 1% per year of the net book value of our real estate-related assets;
o Incentive Fees equal to 20% of the amount by which our Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds (a) our average net worth, multiplied by (b) 1% over the ten year United States Treasury rate.

During the three months ended March 31, 2000 and 1999, we paid the following fees to Asset Investors (in thousands):

                                                   Three Months Ended
                                                      March 31,
                                          ----------------------------------
                                               2000               1999
                                          ---------------    ---------------
     Base Fees                               $    193            $   80
     Acquisition Fees                              --                42
     Incentive Fees                                --                --
                                             --------            ------
                                             $    193            $  122
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

                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999

Rental Property Operations

Income from rental property operations totaled $706,000 during the three months ended March 31, 2000 compared to $498,000 during the same period in 1999. The increase was due to our acquisition of manufactured home communities during 1999.

Interest and Other Income

Interest and other income during the three months ended March 31, 2000 was $458,000 compared to $701,000 for the same period in 1999. The decrease is due to a reduction in cash and short-term investments used to fund investments in manufactured home communities during 1999.

Interest Expense

Interest expense was $364,000 for the three months ended March 31, 2000 due to long-term notes payable secured by our communities. We had no interest expense during the same period in 1999 as we had no debt until May 1999.

General and Administrative Expenses

Our general and administrative expenses were $121,000 for the three months ended March 31, 2000 and are comparable to the same period in 1999.

Related-Party Management Fees

During the three months ended March 31, 2000, our management fees were $193,000 compared to $80,000 during the same period in 1999. The increase in management fees is due to our investments in manufactured home communities during 1999. These fees are not paid on cash and short-term investments, which is what we primarily held during the 1999 period.

Equity in Loss of Home Sales Company

During the three months ended March 31, 2000, our equity in the loss of a home sales company was $191,000. We did not have an investment in this company during 1999.

CMBS Bonds

Income from CMBS bonds during the three months ended March 31, 2000 was $39,000 and is comparable to the same period in 1999. This income is from our retained residual interest in two CMBS bonds.

Related-Party Acquisition Fees

During the three months ended March 31, 1999, we expensed acquisition fees paid to Asset Investors of $42,000. We paid no acquisition fees during the same period in 2000 because we acquired no manufactured home communities during the 2000 period. These fees would be capitalized if they had been paid to an unrelated third party. Because they are paid to Asset Investors, an affiliate, these fees are expensed under generally accepted accounting principles.

Dividend Distributions

During the three months ended March 31, 2000, we paid dividends totaling $1,345,000 or $0.13 per share compared to $1,347,000 or $0.13 per share for the same period in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had cash and cash equivalents of $12,905,000 and short-term investments of $11,926,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties and payments of dividends to stockholders.

During the three months ended March 31, 2000, the net cash provided by operating activities was $558,000 compared to $759,000 during the same period in 1999. The decrease was primarily due to a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $861,000 during the three months ended March 31, 2000, compared to uses of $1,748,000 during the same period in 1999. The net cash used in the 1999 period was primarily due to acquisitions of interests in manufactured home communities, net of sales of short-term investments used to fund such acquisitions. In the 2000 period, capital replacements and improvements and the purchase of manufactured home inventory were partially offset by collections on short-term investments and the note receivable from Westrec.

Net cash provided by financing activities was $8,544,000 during the three months ended March 31, 2000 compared to uses of $1,347,000 during the same period in 1999. The $9,891,000 increase in the 2000 period was primarily due to $9,969,000 in net proceeds from long-term borrowings.

We had long-term debt of $30,551,000 at March 31, 2000 and expect to meet our long-term liquidity requirements in excess of 12 months through our cash and short-term investment balances, long-term secured borrowings, cash generated by operations and issuance of equity securities.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for property acquisition fees that were expensed under generally accepted accounting principles because the fees were paid to Asset Investors, an affiliate.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

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

For the three months ended March 31, 2000 and 1999, our FFO was (in thousands):


                                                                     Three Months Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                   2000               1999
                                                              ---------------     --------------
Net income                                                        $   345             $   982
Real estate depreciation                                              493                  89
Real estate acquisition fees                                           --                  42
Equity in Asset Investors' adjustments for FFO                         27                  --
                                                                  -------             -------
Funds From Operations (FFO)                                       $   865             $ 1,113
                                                                  =======             =======

Weighted average common shares outstanding                         10,320              10,364
                                                                  =======             =======

For the three months ended March 31, 2000 and 1999, net cash flows were as follows (in thousands):


                                                                      Three Months Ended
                                                                          March 31,
                                                              -----------------------------------
                                                                   2000                1999
                                                              ---------------     ---------------
Cash provided by operating activities                            $    558           $     759
Cash used in investing activities                                    (861)             (1,748)
Cash provided by (used in) financing activities                     8,544              (1,347)

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

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration announced that their systems were Year 2000 compliant before January 1, 2000. We have received oral representations from our third party vendors indicating that they are substantially Year 2000 compliant.

We did not experience any Year 2000 problems during the first quarter of 2000. We believe that the cost of modification or replacement of our less essential accounting and reporting software and hardware that is not currently compliant with Year 2000 requirements, if any, will not be material to our financial position or results of operations.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is through our short-term investments and our various debt instruments and borrowings. The following is a list of these short-term investments, debt instruments and borrowing arrangements.

We invest funds primarily in government securities and other short-term investments with interest rates of approximately 0.25% above the London Interbank Offered Rate or "LIBOR". Accordingly, changes in interest rates could affect the returns from such investments. If LIBOR decreased immediately by 1%, our annual net income and cash flows would decrease by $248,000, based on the amount of cash and short-term investments at March 31, 2000. Our primary objective with respect to our short-term investments is to minimize the risk that the principal amount of these investments could decrease. Therefore, we have short-term investments whose principal amount is expected to be less affected by changes in interest rates than other potential investments.

We have $22.9 million of fixed rate, non-recourse, secured long-term notes payable that mature in 2019 and 2020. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

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

We have a $2.9 million, fixed rate, nonrecourse, partially amortizing, secured long-term note payable that matures in 2007. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the balance due at maturity is $2.6 million.

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

    10.1 Promissory Note dated September 1, 1999 between CAX Riverside, L.L.C. and Minnesota Life Insurance Company.

    10.2 Form of Promissory Note to Jackson National Life Insurance Company entered into in connection with the financing of two manufactured home communities.

    10.2(a) Form of Loan Agreement with Jackson National Life Insurance Company entered into in connection with the financing of two manufactured home communities.

    10.2(b) Form of Deed of Trust, Security Agreement and Financing Statement with Jackson National Life Insurance Company entered into in connection with the financing of two manufactured home communities.

    10.2(c) Form of Assignment of Leases and Rents with Jackson National Life Insurance Company entered into in connection with the financing of two manufactured home communities.

    10.3 Acquisition Agreement dated effective as of January 1, 2000 between CAX Riverside, L.L.C., CADC Holdings, L.L.C., Riverside Golf Course Investors, Inc. and Community Acquisition and Development Corporation

    27        Financial Data Schedule

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

                                              COMMERCIAL ASSETS, INC.
                                              (Registrant)


Date:  May 12, 2000                          By  /s/ David M. Becker
                                                --------------------------------
                                                  David M. Becker
                                                  Chief Financial Officer